Form 10-Q
period 1996-05-03
ITHACA INDUSTRIES INC
filed 1996-06-17
CIK 732935

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   Form 10-Q
(Mark One)
  [ x ]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 3, 1996
                                     OR
  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number(s)          33-52852
                       _________________________________
                            ITHACA INDUSTRIES, INC

            (Exact name of registrant as specified in its charter)

          Delaware                          56-1385842

(State or other jurisdiction of             (IRS Employer
incorporation or organization)              Identification number)


Highway 268 West, P.O. Box 620, Wilkesboro, NC   28697

(Address of principal executive office)       (Zip Code)

                               (910) 667-5231

                 (Registrant's telephone, including area code)

            (Former name, former address and former fiscal year, if
                          changed since last report)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                    YES  x                       NO
                       _____                       ______

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                     YES                        NO
                        _____                      ______

          APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 17, 1996, the registrant had outstanding 1,000 shares of common stock, par value $.01 per share.

                            ITHACA INDUSTRIES, INC.
                               QUARTERLY REPORT

                           QUARTER ENDED MAY 3, 1996


                                     INDEX


PART I.          FINANCIAL INFORMATION                                                      PAGE

Item 1.          Consolidated Balance Sheets - May 3, 1996 and February 2,                    3
                 1996
                 Consolidated Statements of Operations - Thirteen Weeks Ended                 4
                 May 3, 1996 and April 28, 1995
                 Consolidated Statements of Cash Flows - Thirteen Weeks Ended                 5
                 May 3, 1996 and April 28, 1995
                 Notes to Consolidated Financial Statements                                   6

Item 2           Management's Discussions and Analysis of Financial Condition                 7
                 and Results of Operations


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                            *

Item 2.          Changes in Securities                                                        *

Item 3.          Defaults upon Senior Securities                                             11

Item 4.          Submission of Matters to a Vote of Security Holders                          *

Item 5.          Other Information                                                           12

Item 6.          Exhibits and Reports on Form 8-K                                             *
                 Signature                                                                   13

*   NO INFORMATION PROVIDED DUE TO INAPPLICABILITY OF ITEM

                   ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS{*/}
                                  (Unaudited)
                       (In Thousands, Except Share Data)

                                                             MAY 3                     FEBRUARY 2
                                                              1996                        1996

ASSETS
Current Assets:
   Cash and Cash Equivalents                               $   - 0 -                 $    10,369
   Accounts Receivable - Net                                  45,104                      30,562
   Inventories{**/}                                           60,412                      56,079
   Deferred Taxes                                             19,951                      20,212
   Prepaid Expenses and Other Current Assets                   1,341                       1,567
   Refundable Income Taxes                                     2,209                      13,159
   Assets Held for Disposition, Net of Estimated Reserves      3,733                      17,139

     Total Current Assets                                    132,750                     149,087

Property, Plant and Equipment -Net                            53,393                      54,295
Intangible Assets, Net of Accumulated Amortization               770                         905
Deferred Debt Expense, Net of Accumulated Amortization         3,332                       3,651
Other Assets                                                     711                         704

       Total Assets                                        $ 190,956                 $   208,642

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
   Bank Overdraft                                          $   2,204                 $     - 0 -
   Current Installments of Long-Term Debt                    222,918                     240,058
   Accounts Payable                                           14,578                      16,414
   Accrued Payroll and Related Expenses                       12,543                      10,335
   Accrued Restructuring Costs                                 8,528                      12,204
   Other Accrued Expenses                                     16,425                      15,985
   Income Taxes Payable                                          828                       - 0 -
      Total Current Liabilities                              278,024                     294,996

Deferred Income Taxes                                          7,787                       7,204
       Total Liabilities                                     285,811                     302,200

Stockholder's Deficit:
   Common Stock of $.01 Par Value,                             - 0 -                       - 0 -
     Authorized and Issued 1,000 Shares
   Additional Paid-In Capital                                  9,000                       9,000
   Accumulated Deficit                                      (103,855)                   (102,558)
     Total Stockholder's Deficit                             (94,855)                    (93,558)

   Total Liabilities and Stockholder's Deficit             $ 190,956                 $   208,642

______________________________
*/    See Accompanying Notes to Financial Statements
**/   See Note 2 of Notes to Financial Statements

                   ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS{*/}
                                  (Unaudited)
                                (In Thousands)

                                                   Thirteen Weeks Ended
[S]                                             [C]                 [C]

                                                 MAY 3               APRIL 28
                                                 1996                  1995

Net Sales                                       $ 97,619            $ 93,661
Cost of Sales                                     84,928              76,807

    Gross Profit                                  12,691              16,854
Selling, General and Administrative Expenses       8,347              10,043

    Operating Profit                               4,344               6,811


Interest Expense, Related Parties                    992                 968
Interest Expense, Non-Related Parties - Net        5,629               5,731
Other (income) Expense - Net                    (    150)            (   148)

    Income Before Income Taxes                  (  2,127)                260


Income Tax (Benefit) Expense                    (    825)                150

    Net Income (Loss)                           $( 1,302)           $    110
_________________________
*/          See Accompanying Notes to Financial Statements

                 ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS{*/}
                                (Unaudited)
                              (In Thousands)

                                                   Thirteen Weeks Ended
                                                MAY 3               APRIL 28
                                                1996                  1995
Cash Provided By Operating Activities:
   Net Income (loss)                          $ ( 1,302)           $    110

Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operations:

   Depreciation and Amortization of Property
   and Equipment                                  2,244               2,270

   Amortization of Debt Origination Fees            319                 418

   Amortization of Intangible Assets                136                 235

   Amortization of Discount on                       16                  16
   Subordinated Debt

   Decrease in Provision for                        844                (220)
   Deferred Taxes

   (Gain) Loss on Sale of                          (  5)               ( 52)
   Property, Plant and Equipment

   Provision for Asset Write-                    (3,172)               - 0 -
   Downs and Restructuring


Changes in Assets and Liabilities:

   (Increase) in Account                        (14,542)             (6,920)
   Receivable

   (Increase) in Inventories                     (4,333)            (13,510)

   Decrease in Assets Held for                   13,406                - 0 -
   Disposition

   (Increase) Decrease in                        11,176              (   12)
   Prepaid Expenses

   Increase in Accounts Payable                  (1,835)              2,292

   Increase in Accrued Expenses                   5,296               1,729
   and Other Liabilities

   Increase (Decrease) in Income                 (2,319)                271
   Taxes Payable

      Net Cash Provided (Used) by                 5,929             (13,373)
      Operations


Cash Flows From Investing Activities:

   Proceeds From the Sale of                         15                  74
   Property, Plant and Equipment

   Additions to Property, Plant                  (1,359)           (  4,855)
   and Equipment

   Decrease (Increase) in Other                   (   3)                131
   Assets

      Net Cash Used in Investing                 (1,347)           (  4,650)
      Activities



Cash Flows From Financing Activities:
   Repayment of Long-Term Debt -Net              (  155)            ( 9,307)

   Increase (Decrease) in                       (17,000)             22,500
   Revolver

      Net Cash Used in Financing               ( 17,155)             13,193
      Activities

Net (Decrease) Increase in Cash and
Cash Equivalents                               ( 12,573)            ( 4,830)

Cash and Cash Equivalents at Beginning
of Period                                        10,369               7,531

Cash and Cash Equivalents at End of Period    $ ( 2,204)           $  2,701


Supplemental Disclosure of Cash Paid
During the Period For:

   Income Taxes                               $( 10,301)           $    100
   Interest                                   $   3,376            $  4,392
________________________
*/          See Accompanying Notes to Financial Statements



                  ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE THIRTEEN WEEKS ENDED
                       MAY 3, 1996 AND APRIL 28, 1995
                               (UNAUDITED)



1.  FINANCIAL STATEMENTS

    The consolidated balance sheets as of May 3, 1996 and the consolidated statements of operations for the thirteen weeks ended May 3, 1996 and April 28, 1995, and the consolidated statements of cash flows for the thirteen weeks ended May 3, 1996 and April 28, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments
(consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company at May 3, 1996 and the results of operations for the thirteen weeks ended May 3, 1996 and April 28, 1995, and the statements of cash flows for the thirteen weeks ended May 3, 1996 and April 28, 1995 have been made on a consistent basis.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the years ended February 2, 1996 and January 27, 1995 included in the Company's Annual report on Form 10-K as filed with the Securities and Exchange Commission on May 17, 1996.

    The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.


2.  INVENTORIES

    Inventories consist of the following:

                                                      MAY 3          FEBRUARY 2
                                                      1996               1996

Raw Materials                                         $  44,722      $    24,676
Work in Process                                          18,681           16,882
Finished Goods                                           26,362           53,962

                                                         89,765           95,520


Less Excess of FIFO Over LIFO Cost                       10,609           10,474
Less Inventory Included in Assets Held                   18,744           28,967
for Disposition, Net
                                                         60,412           56,079





                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

               THIRTEEN WEEKS ENDED MAY 3, 1996 COMPARED
               WITH THIRTEEN WEEKS ENDED APRIL 28, 1995

    Net sales increased from $93.7 million for the thirteen weeks ended April 28, 1995 to $97.6 million
(4.2%) for the thirteen weeks ended May 3, 1996. The sales increase was primarily in the men's underwear division, although sales of discontinued products were higher in the current quarter as the Company began implementing its business restructuring plan.

    The gross profit margin decreased for the first quarter of fiscal 1997 to 13.0% from 18.0% for the comparable period last year. The decrease in gross profit margin is largely due to selling a higher proportion of discontinued goods this year which have comparatively lower gross profit margins than ongoing products. Excluding sales of discontinued goods, the first quarter gross profit was 16.5%.

    Selling, general and administrative expenses for the first quarter of fiscal 1997 decreased to $8.3 million from $10.0 million (16.9%) last year due primarily to lower staffing levels and employee-related costs resulting from the implementation of the restructuring plan.

    Operating profit decreased to $4.3 million for the first quarter of fiscal 1997 from $6.8 million (36.2%) for the comparable period last year primarily due to lower gross profit margins.

    Interest expense for the thirteen weeks ended May 3, 1996 of $6.6 million was slightly below the $6.7 million incurred in the first quarter of fiscal 1996. Lower average debt levels (resulting from lower inventories partially offset by higher average receivables) were subject to higher interest rates in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's existing bank credit agreement, which was negotiated in December 1992, is a six year revolving credit facility of up to $65 million and a $125 million six year term facility, payable in twenty-four quarterly installments. Interest rates under this agreement are either 1.5% over prime or 2.5% over a Eurodollar rate.

    At May 3, 1996, the Company was not, and currently is not, in compliance with certain financial covenants under its bank credit agreement, and does not anticipate that it will be in compliance with these financial covenants in the foreseeable future.

    Additionally, the Company has not made the principal payments due January 31, 1996 and April 30, 1996, under the agreement. The Company has obtained a series of waivers, most recently for the period from March 31, 1996 to and including July 1, 1996, that provide for restricted availability under its revolving credit facility, the computation and payment of interest with respect to a prime based rate, a cash collateral arrangement, the delay in payment of the principal payments due January 31, 1996 and April 30, 1996 to the end of the waiver period, restriction on the payment of interest on the Company's 11.125% Senior Subordinated
Notes due 2002 for the payments due December 15, 1995
(which has not been paid) and June 15, 1996, and additional covenants regarding asset sales, earnings before interest, taxes, depreciation and amortization levels, and capital expenditures. Under the terms of the waiver, the Company had availability under the revolving credit facility of $17.9 million at June 14, 1996.
                                 Page 7


    The Company is in default on the Notes due to its failure to make the interest payment due December 15, 1995. The Company anticipates that it will be unable to pay the interest due on June 15, 1996. The Company has reached an agreement in principle with an unofficial committee representing certain holders ("Noteholders") of the Notes. The agreement in principle provides for the exchange of all of the outstanding Notes for 100% of the common stock of the Company. The conversion would be effected under either a voluntary prepackaged or pre-negotiated plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Plan") under which the Company's trade creditors would be unimpaired.
Following the effective date of such plan, the Board of Directors of the Company would initially consist of seven (7) directors, one of whom would be the Chief
Executive Officer of the Company, one of whom would be designated by affiliates of Butler Capital Corporation who currently hold approximately $25 million principal amount of Notes and five (5) of whom would be chosen by non-affiliated Noteholders. The Plan will provide that upon the effectiveness of the Plan, the Company, its parent company, and the shareholders of its parent company, and their respective officers, directors, employees, subsidiaries and certain other persons to be specified in the Plan will receive releases on terms to be specified in the Plan. The proposed reorganization of the Company will be subject to a number of conditions, including an amended bank credit agreement, the preparation of definitive documentation, the completion of approval of the plan of reorganization by two thirds in dollar amount and more than one-half in number of the Noteholders who vote on such plan and bankruptcy court approval of the plan of reorganization.
Subject to the foregoing, the Company anticipates that the proposed reorganization will be effected during the second or third quarter of fiscal 1997.





PART II.              OTHER INFORMATION

Item 1                Legal Proceedings                                 None
Item 2                Changes in Securities                             None
Item 3                Defaults upon Senior Securities                   11
Item 4                Submission of Matter to a Vote of Security        None
                      Holders
Item 5                Other Information                                 12
Item 6                Exhibits and Reports on Form 8-K:
                        (a)  Exhibits                                   None
                        (b)  Reports on Form 8-K






                                    PART II

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

See "Management's Discussion and Analysis"





                                    PART II

ITEM 5.  OTHER INFORMATION

     The Company has successfully negotiated the termination of its license from Jones Investment, Co., Inc. to use the Evan-Picone trademark on women's hosiery, consistent with its plan to exit the branded hosiery business.





                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ITHACA INDUSTRIES,INC.
                                    ---------------------------
                                            (Registrant)


                                 By: /s/ ERIC N. HOYLE
                                    ---------------------------

                                      ERIC N. HOYLE
                                      Senior Vice President
                                        Finance and Administration
                                      Principal Financial and Chief
                                        Accounting Officer

Dated:    JUNE 17, 1996
      ----------------------





