Form 10-Q
period 1996-08-02
ITHACA INDUSTRIES INC
filed 1996-09-16
CIK 732935

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                              Form 10-Q

(Mark One)
      [ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended AUGUST 2, 1996
                                  OR
      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to _________

Commission file number(s)     33-52852

                    ITHACA INDUSTRIES, INC.
   (Exact name of registrant as specified in its charter)

         DELAWARE                          56-1385842
 (State or other jurisdiction of             (IRS Employer
  incorporation of organization)       Identification number)

HIGHWAY 268 WEST, P.O. BOX 620, WILKESBORO, NC   28697
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

      YES    X                            NO
          _______                             ______

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
               THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
      YES                                 NO
          ______                              _______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of SEPTEMBER 16, 1995, the registrant had outstanding 1,000 shares of common stock, par value $.01 per share.

                       ITHACA INDUSTRIES, INC.
                           QUARTERLY REPORT
                     QUARTER ENDED AUGUST 2, 1996

                                INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE

Item 1.     Consolidated Balance Sheets - August 2, 1996 and          3
            February 2, 1996

            Consolidated Statements of Income -                       4
             Thirteen Weeks Ended August 2, 1996
             and July 28, 1995

            Consolidated Statements of Income -                       5
             Twenty-Six Weeks Ended August 2, 1996
             and July 28, 1995

            Consolidated Statements of Cash Flows                     6
             Twenty-Six Weeks Ended August 2, 1996
             and July 28, 1995

            Notes to Consolidated Financial                           7
             Statements

Item 2.     Management's Discussion and Analysis                      8
             of Financial Condition and Results
             of Operations

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                          *

Item 2.     Changes in Securities                                      *

Item 3.     Defaults upon Senior Securities                           13

Item 4.     Submission of Matters to a Vote of                         *
             Security Holders

Item 5.     Other Information                                          *

Item 6.     Exhibits and Reports on Form 8-K                          13

            Signature                                                 14






* No information provided due to inapplicability of item

               ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                   (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  August 2      February 2
                    ASSETS                         $  1,996   $   1,996

Current Assets:
   Cash and Cash Equivalents                            427      10,369
   Accounts Receivable - Net                         35,543      30,562
   Inventories - (Note 2)                            68,760      56,079
   Deferred Taxes                                    19,951      20,212
   Prepaid Expenses and Other
    Current Assets                                    1,006       1,567
   Refundable Income Taxes                            6,279      13,159
   Assets Held for Disposition,
    Net of Estimated Reserves                         3,607      17,139
                                                    -------     -------
      Total Current Assets                        $ 135,573   $ 149,087

Property, Plant and Equipment - Net                  51,060      54,295
Intangible Assets, Net of
 Accumulated Amortization                               634         905
Deferred Debt Expense, Net of
 Accumulated Amortization                             3,014       3,651
Other Assets                                            720         704
                                                    -------     -------
      Total Assets                                $ 191,001   $ 208,642
                                                   ========    ========

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
   Current Installments of Long-Term Debt         $ 218,199   $  240,058
   Accounts Payable                                  13,316      16,414
   Accrued Payroll and Related Expenses              11,789      10,335
   Accrued Restructuring Costs                        7,635      12,204
   Other Accrued Expenses                            23,338      15,985
                                                    -------     -------
      Total Current Liabilities                   $ 274,277   $ 294,996

Deferred Income Taxes                                10,937       7,204
                                                    -------     -------
      Total Liabilities                             285,214     302,200

Stockholder's Deficit:
   Common Stock of $.01 Par Value, Authorized and Issued
       1,000 Shares                                     -0-         -0-
   Additional Paid-In Capital                         9,000       9,000
   Accumulated Deficit                             (103,213)   (102,558)
                                                    -------     -------
       Total Stockholder's  Deficit                 (94,213)    (93,558)

   Total Liabilities and Stockholder's Deficit    $ 191,001   $ 208,642
                                                   ========    ========


* See Accompanying Notes to Financial Statements

         ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)
                      (In Thousands)


                                                      Thirteen Weeks Ended
                                                      August 2       July 28
                                                        1,996           1,995

Net Sales                                            $ 78,883       $ 101,688
Cost of Sales                                          67,176          88,024
                                                      -------         -------
      Gross Profit                                     11,707          13,664

Selling, General and Administrative Expenses            7,632          10,209
Workforce and Asset Writedown (Recovery)               (2,964)            -0-
                                                      -------         -------
      Operating Profit                                  7,039           3,455

Interest Expense, Related Parties                         952             980
Interest Expense, Non-Related Parties - Net             5,340           5,633
Other (income)                                           (394)            (80)
                                                      -------         -------
      Income (Loss) Before Income Taxes                 1,141          (3,078)

Income Tax (Benefit) Expense                              500          (1,173)
                                                      -------         -------
      Net Income (Loss)                               $   641        $ (1,905)

* See Accompanying Notes to Financial Statements

         ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)
                      (In Thousands)


                                                     Twenty-Six Weeks Ended
                                                     August 2       July 28
                                                       1,996           1,995

Net Sales                                           $ 176,502       $ 195,349
Cost of Sales                                         152,103         164,828
                                                      -------         -------
      Gross Profit                                     24,399          30,521

Selling, General and Administrative Expenses           15,979          20,255
Workforce and Asset Writedown (Recovery)               (2,964)            -0-
                                                      -------         -------
      Operating Profit                                 11,384          10,266

Interest Expense, Related Parties                       1,943           1,949
Interest Expense, Non-Related Parties - Net            10,969          11,363
Other (Income)                                           (545)           (227)
                                                      -------         -------
      (Loss) Before Income Taxes                         (983)         (2,819)

Income Tax (Benefit)                                     (325)         (1,024)
                                                      -------         -------
       Net (Loss)                                        (658)         (1,795)
                                                      ========       ========

* See Accompanying Notes to Financial Statements

         ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS CASH FLOWS
                        (Unaudited)
                      (In Thousands)




                                                       Twenty-Six Weeks Ended
                                                       August 2       July 28
                                                        1,996           1,995

Cash Provided By Operating Activities:

   Net (Loss)                                        $   (658)      $  (1,795)
Adjustments to Reconcile Net Income to
 Net Cash Provided(Used) by Operations:
   Depreciation and Amortization of Property and
     Equipment                                          4,316           4,382
   Amortization of Debt Origination Fees                  638             837
   Amortization of Intangible Assets                      272             471
   Amortization of Discount on Subordinated Debt           31              31
   Increase (Decrease) in Provision for
     Deferred Taxes                                     3,994            (439)
   (Gain) on Sale of Property, Plant and
     Equipment                                           (293)            (71)
   Asset Writedowns and Restructuring                  (2,964)
     Charge Recovery
Changes in Assets and Liabilities:
   (Increase) in Accounts Receivable                   (4,981)        (10,171)
   (Increase) in Inventories                          (12,681)         (8,314)
   Decrease in Assets Held for Disposition             18,445             -0-
   Decrease (Increase) in Prepaid Expenses              7,441          (1,262)
   (Decrease) in Accounts Payable                      (3,442)         (6,068)
   Increase in Accrued Expenses and Other
     Liabilities                                       10,184           1,305
   (Decrease) in Asset Writedowns and Restructuring    (6,517)            -0-
     Reserves
   (Decrease) in Income Taxes Payable                  (1,031)         (2,173)
                                                      -------         -------
      Net Cash Provided by (Used In) Operations        12,754         (23,267)
Cash Flows From Investing Activities:
   Proceeds From the Sale of Property, Plant and
     Equipment                                            872             103
   Additions to Property, Plant and Equipment          (1,901)        (10,604)
   Increase (Decrease) in Other Assets                    223             (76)
                                                      -------         -------
         Net Cash (Used In) in Investing
           Activities                                    (806)        (10,577)
Cash Flows From Financing Activities:
   Repayment of Long-Term Debt-Net                       (890)         (9,488)
   Increase in Bank Overdraft                             -0-           2,801
   (Decrease) Increase in Revolver                    (21,000)         33,000
                                                      -------         -------
      Net Cash (Used In) Provided by Financing
        Activities                                    (21,890)         26,313
Net (Decrease) in Cash and Cash Equivalents            (9,942)         (7,531)
Cash and Cash Equivalents at Beginning of Periods      10,369           7,531
                                                      -------         -------
Cash and Cash Equivalents at End of Period           $    428       $     -0-
                                                      ========       ========

Supplemental Disclosure of Cash Paid (Received)
  During the Period For:

      Income Taxes                                   $(10,241)      $   1,588
                                                     ========        ========
      Interest                                          5,720          13,198
                                                     ========        ========

                   ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED
                       AUGUST 2, 1996 AND JULY 28, 1995
                                 (UNAUDITED)

1.     FINANCIAL STATEMENTS

     The consolidated balance sheets as of August 2, 1996 and the consolidated statements of income for the thirteen weeks and the twenty-six weeks ended
August 2, 1996 and July 28, 1995, and the consolidated statements of cash flows for the twenty-six weeks ended August 2, 1996 and July 28, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company at August 2, 1996 and the results of operations for the thirteen weeks and twenty-six weeks ended August 2, 1996 and July 28,1995, and the statements of cash flows for the twenty-six weeks ended August 2, 1996 and July 28, 1995 have been made on a consistent basis.

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

2.      INVENTORIES

      Inventories consist of the following:
                                August 2          February 2
                                 1996          1996

      Raw Materials                             $    25,448     $     24,676
      Work in Process                                17,878          16,882
      Finished Goods                                 47,737          53,962
                                                    -------         -------
                                                     91,063          95,520


      Less Excess of FIFO Over LIFO Cost             10,744          10,474
      Less Inventory Included in Assets              11,559          28,967
        Held for Disposition, Net                   -------         -------
                                                $    68,760     $    56,079
                                                    =======         =======

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                 THIRTEEN WEEKS ENDED AUGUST 2, 1996 COMPARED
                   WITH THIRTEEN WEEKS ENDED JULY 28, 1995

     Net  sales  declined  to  $78.9 million from $101.7 million (22%) for the thirteen  weeks  ended  August  2,  1996.  This decrease was primarily the result of the
implementation  of  the business restructuring undertaken at the end of fiscal
1996 designed to streamline the Company's stock keeping units (SKU's) and eliminate unprofitable and low-profit products. Hosiery sales decreased 33.7%, while the men's division was down 13.9% and the women's division was down 35.0%. Excluding sales of discontinued goods in the current period, net sales would be 32% below the same period in the prior year.

     The gross profit margin for the second quarter of fiscal 1997 decreased to 14.8% from 17.3% for the comparable period last year. The decrease in gross margin includes the impact in the current quarter of selling a higher proportion of discontinued goods, which have lower gross profit margins than ongoing products. Excluding sales of discontinued goods, the current quarter gross profit margin was 16.9%. Sales of discontinued goods were immaterial to the gross profit margin of the prior year comparable period.

     Selling, general, and administrative expenses for the second quarter decreased to $7.6 million from $10.2 million (25.3%) last year due primarily to lower staffing levels and employee-related costs resulting from the implementation of the business restructuring plan.

     Operating profit increased 103.8% to $7.0 million for the second quarter of fiscal 1997 compared to $3.5 million for the comparable prior year period. Included in the current quarter operating profit was an asset writedown recovery of $3.0 million relating primarily to better than previously estimated collections of receivables related to discontinued goods sales, as well as favorable early terminations of certain leases and license agreements. Excluding the effect of these adjustments, operating profit for the current quarter would exceed the prior year comparable period by $0.6 million (15.2%).

     Interest expense for the thirteen weeks ended August 2, 1996 of $6.3 million was slightly below the $6.6 million incurred in the second quarter of fiscal 1996. Lower average debt levels (resulting from lower inventories partially offset by higher average receivables) were subject to higher interest rates in the current quarter.

                TWENTY-SIX WEEKS ENDED JULY 28, 1995 COMPARED
                  WITH TWENTY-SIX WEEKS ENDED JULY 29, 1994


     Net sales of $176.5 million decreased 9.6% from the prior year comparable quarter net sales of $195.3 million, principally as a result of the business restructuring. The sales decrease by division was hosiery down 21.9%, men's down 3.0% and women's down 13.1%. Excluding sales of discontinued goods in the current year, net sales in fiscal 1997 would be 25.2% below the same period in the prior year.

     The gross profit margin in the first half of fiscal 1997 of 13.8% was below the 15.6% gross margin in the first half of fiscal 1996, with the decline attributable to selling a higher proportion of discontinued goods in the current year versus prior year. Excluding the sale of discontinued goods in fiscal 1997, the gross profit margin was 16.7%. Sales of discontinued goods were immaterial to the gross profit margin of the prior year comparable period.

     Selling, general and administrative expenses for the first half of fiscal 1997 were $16.0 million, 21.1% below the $20.3 million incurred in the first half of fiscal 1996, due primarily to lower staffing levels and employee-related costs resulting from the implementation of the business restructuring
plan.   Selling,  general  and administrative expenses as a percentage of net sales were 9.1% in the first half of fiscal 1997 compared to 10.4% in the first half of fiscal 1996.

     Operating profit increased 10.9% to $11.4 million in the current twenty-six weeks from $10.3 million in the comparable prior year period, including the effect in the current period of $3.0 million of asset write-off recoveries discussed above. Excluding the effect of these recoveries, operating profit for the first half of fiscal 1997 of $8.4 million was 18.0% below the $10.3 million in the first half of fiscal 1996.

     Interest expense for this fiscal year to date was $12.9 million compared to $13.3 million for the prior fiscal year to date, down 3.0% due to lower average working capital and capital expenditures partially offset by higher interest rates in the current year.

LIQUIDITY AND CAPITAL RESOURCES

     The  Company's  existing  bank  credit agreement, which was negotiated in
December 1992, is a six year revolving credit facility of up to $65 million and a $125 million six year term facility, payable in twenty-four quarterly installments. Interest rates under this agreement are either 1.5% over prime or 2.5% over a Eurodollar rate.

     At August 2, 1996, the Company was not, and currently is not, in compliance with certain financial covenants under its bank credit agreement, and does not anticipate that it will be in compliance with these financial covenants in the foreseeable future.

     Additionally, the Company has not made the principal payments due January 31, 1996, April 30, 1996 and July 31, 1996, under the agreement. The Company has obtained a series of waivers, most recently for the period from September 1, 1996 to and including October 31, 1996, that provide for restricted availability under its revolving credit facility, the computation and payment of interest with respect to a prime based rate, a cash collateral arrangement, the delay in payment of the principal payments due January 31, 1996 and April 30, 1996 and July 31, 1996 to the end of the waiver period, restriction on the payment of interest on the Company's 11.125% Senior Subordinated Notes due 2002 for the payments due December 15, 1995 and June 15, 1996, (which have not been paid) and additional covenants regarding asset sales, earnings before interest, taxes, depreciation and amortization("EBITDA") levels, and capital expenditures. Under the terms of the waiver, the Company had availability under the revolving credit facility of $14.9 million at September 13, 1996.



     The Company is in default on the Notes due to its failure to make the interest payments due December 15, 1995 and June 15, 1996. The Company has reached an agreement in principle with an unofficial committee representing certain holders ("Noteholders") of the Notes. On August 29, 1996, the Company began solicitation of the Noteholders and its bank group for approval of the Company's proposed plan of reorganization, which was set forth in the Company's Current Report on Form 8-K, filed on September 3, 1996. Assuming acceptance of the Plan, the Company anticipates that the proposed reorganization will be effected during the fourth quarter of fiscal 1997, providing for the exchange of all of the outstanding Notes for 100% of the common stock of the Company, subject to dilution for 8.5% of the fully-diluted common stock reserved for an employee stock option plan. The conversion would be effected under a voluntary pre-packaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Plan") under which the Company's trade creditors would be unimpaired. Following the effective date of suchplan, the Board of Directors of the Company would initially consist of seven (7) directors, one of whom would be the Chief Executive Officer of the Company, one of whom would be designated by affiliates of Butler Capital Corporation who currently hold apporxiamtely $25 million principal amount of Notes and five (5) of whom would be chosen by non-affiliated holders of the Notes. The Plan will provide that upon the effectiveness of the Plan, the Company, its parent company, and the share holders of its parent company, and their respective officers, directores, employees, subsidiaries and certain other persons to be specified in the Plan will receive releases on terms to be specified in the Plan. The proposed reorganization of the Company will be subject to a number of conditions, including an amended bank credit agreement, the preparation of definitive documentation, the completion of approval of the plan of reorganization by two thirds in dollar amount and more than one-half in number of the Noteholders who vote on such plan and bankruptcy court approval of the plan of reorganization. Subject to the foregoing, the Company anticipates that the proposed reorganization will be effected during the fourth quarter of fiscal 1997.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                            None

Item 2.     Changes in Securities                        None

Item 3.     Defaults upon Senior Securities               13

Item 4.     Submission of Matter to a Vote
               of Security Holders                       None

Item 5.     Other Information                            None

Item 6.     Exhibits and Reports on Form 8-K              13

                                   PART II


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

See "Management's Discussion and Analysis"

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
 (a)  Exhibits
     (b) Reports on Form 8-k
         1.  From 8-K filed July 1, 1996 relating
             to an event described in Item 5. thereof
         2. Form 8-K filed September 3, 1996 relating to an event described in Item 5. thereof

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ITHACA INDUSTRIES, INC.
                                      (Registrant)


                         By:  /s/ Eric N. Hoyle
                              ERIC N. HOYLE
                              Senior Vice President
                                 Finance and Administration
                              Principal Financial and Chief
                                 Accounting Officer


Dated:     September 16, 1996