Form 10-K
ITHACA INDUSTRIES INC
filed 1997-05-02
CIK 732935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For fiscal year ended February 1, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to          .
                                                        ---------    ---------

                        Commission File Number 000-22385


                             ITHACA INDUSTRIES, INC.
               (Exact name of issuer as specified in its charter)

           Delaware                                             56-1385842
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

Highway 268 West, P.O. Box 620, Wilkesboro, North Carolina       28697
----------------------------------------------------------    ----------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code:  (910) 667-5231

Securities registered pursuant to Section 12(b) of the Act:
(TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED:)
--------------------                 -------------------------------------------
None

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title and class
                     Common Stock, par value $.01 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES        NO    X
   -------    -------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant cannot be determined in the manner called for by Form 10-K. See
Item 5.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES   X    NO
   -------   -------

The number of shares of the Registrant's common stock outstanding as of May 2, 1997 was 10,000,000.


                    The Exhibit Index is located on page 26.

                                     PART I


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this report including information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Ithaca Industries, Inc., a Delaware corporation (the "Company" or "Ithaca"), desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this report, involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes a change in the following important factors could cause such a material difference to occur: (1) the level of sales to the Company's major customers, in particular J.C. Penney which accounted for approximately 48% of the Company's total net sales for the 52-week period ended February 1, 1997; (2) the Company's ability to source or manufacture its products at a competitively favorable cost; (3) the general strength of retailing, in particular in the apparel categories in which the Company operates and at the retail outlets which are major customers of the Company; (4) the continued services of certain of the Company's senior executives; (5) the comparative strength of the Company's principal competitors, particularly the impact of foreign sourcing in certain of the Company's product categories; (6) the absence of political or economic disruptions, quotas, labor disruptions, embargoes or currency fluctuations that might adversely affect the Company, particularly in Honduras and other foreign nations where the Company currently or in the future sources its products; (7) the success of the Company's recent Business Plan (as defined below) and reorganization, particularly the success of the Company's ongoing efforts to consolidate its women's hosiery operations and to consolidate certain other operations in offshore facilities and to increase its foreign sourcing capabilities (especially in women's and girls' underwear categories), the level of efficiency of operation of the Company's new centralized distribution centers, the success of the Company's efforts to streamline its SKU's and eliminate unprofitable and low-profit lines and products, the success of the Company's efforts to reduce its selling, general and administrative expenses, and the success of the Company's efforts to efficiently manage its inventory levels; (8) the impact of price fluctuations of the Company's raw materials, particularly cotton and spandex, and the Company's ability to pass on to retailers and consumers any possible price increases; (9) the continued improvement of the Company's information systems; or (10) the ability of the Company to have access to adequate capital to meet its working capital needs and to fund necessary capital expenditures.

         Many of the foregoing factors have been discussed in the Company's prior filings with the Securities and Exchange Commission (the "Commission") and other publicly available documents. Had the Reform Act been effective at an earlier time, this special note would have been included in earlier Commission filings. The foregoing review of significant factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosures previously made by the Company prior to the effective date of the Reform Act.

         For purposes of presenting financial information in this report (other than the Financial Statements included in Item 8), the Company's fiscal years are indicated as ending on January 31, although before December of 1996 such periods actually ended on the Friday nearest such date and after November of 1996 such periods actually ended on the Saturday nearest such date.


ITEM 1.  BUSINESS

GENERAL

         Ithaca is a leading designer, marketer and manufacturer of private label men's and boys' underwear and outerwear T-shirt products, women's and girls' underwear and women's hosiery. The Company believes it is the largest manufacturer of private label underwear and women's hosiery products in the United States, operating distribution and manufacturing facilities in the southeastern United States and off-shore manufacturing facilities in Central America. The key elements of the Company's strategy are to supply a wide variety of product offerings at a number of price points, to maintain a strong presence in multiple channels of distribution, to maintain close customer relationships by developing products and programs that suit individual customer needs, and to maintain a low cost and flexible manufacturing capability.

         The Company is organized under the laws of the State of Delaware and its principal executive offices are located at Highway 268 West, P.O. Box 620, Wilkesboro, North Carolina 28697, Telephone Number (910) 667-5231.

PLAN OF REORGANIZATION

         On December 16, 1996, the Company emerged from bankruptcy pursuant to the Plan of Reorganization, dated as of August 29, 1996 (the "Plan of Reorganization"). As a result of the reorganization, the Company significantly reduced its debt and simplified its capital structure. Pursuant to the Plan of Reorganization, prior equity interests in the company were cancelled, 10,000,000 shares of the Company's common stock, par value $0.01 (the "Common Stock") were distributed to the holders of the Company's outstanding 11.125% Senior Subordinated Notes due 2002 (the "Notes"), the Notes were retired, the Company ceased to be a subsidiary of Ithaca Holdings, Inc., the Company's Credit Agreement with various banks, Canadian Imperial Bank of Commerce as co-agent and Bankers Trust Company as agent, originally dated as of December 10, 1992 was amended and restated as of December 16, 1996 (the "Credit Agreement") and general unsecured claims, administrative claims, tax claims, priority claims and general secured claims allowed by the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") were paid in full.

         In the third and fourth quarters of fiscal 1996 the Company undertook an extensive review of its manufacturing capacity, overhead structure, product lines and customer base. These efforts resulted in the promulgation of a three-year business plan, which was revised in May, 1996 (as revised, the "Business Plan"), to enhance performance and reduce overhead expenses. As part of the implementation of the Business Plan, the Company consolidated its distribution centers and production capacity to increase efficiencies, consolidated the operations of certain plants to off-shore facilities and accelerated the process of moving sewing operations off-shore.

         On February 1, 1997 the capital structure of the Company consisted of approximately $66.1 million of long-term debt exclusive of current maturities, and approximately $19.4 million of net equity.

FRESH START REPORTING

         The Company adopted Fresh Start Reporting on November 22, 1996, the day the Plan of Reorganization was confirmed by the Bankruptcy Court. Accordingly, the Company's Consolidated Balance Sheets as of February 1, 1997 and its Consolidated Statements of Operations, Consolidated Statement of Stockholders' Equity (Deficit) and Consolidated Statement of Cash Flows for the 10-week period ended February 1, 1997 and the 42-Week period ended November 22, 1996 will not be comparable to the Consolidated Financial Statements for prior periods included elsewhere herein.

PRODUCTS AND SALES

         The Company's three principal product lines are (1) men's and boys' underwear and outerwear T-shirts, (2) women's and girls' underwear and (3) women's hosiery. The Company offers a large selection of products in a wide range of styles, sizes and colors. Ithaca has worked closely with its customers over the years to develop a wide variety of products in each of its product lines to meet the needs of retailers in varied distribution channels. The Company's offerings within each product line range from lower priced goods sold by supermarkets and discount stores to higher quality, higher priced styles sold by department stores. Management believes that this product breadth gives it a competitive advantage over other U.S. private label manufacturers who do not offer such a wide selection and over foreign manufacturers who generally are not as capable of providing prompt delivery on a broad range of products. Ithaca's products are sold through a wide range of retail distribution channels and are offered to the public through more than 10,000 customer outlets, including discount stores, department stores, specialty stores, drug stores and supermarkets.

         MEN'S AND BOYS' UNDERWEAR AND OUTERWEAR T-SHIRTS

         Ithaca designs and manufactures over 160 styles of crew-neck T-shirts, V-neck T-shirts, briefs, athletic shirts and fashion underwear for its line of men's and boys' underwear. Ithaca also designs and manufactures over 30 styles of tank top shirts, mock turtleneck shirts, white and colored pocket T-shirts and white and colored T-shirt blanks for screen printing for its T-shirt product line. Products are made of 100% cotton, cotton and polyester blends and for fashion underwear, nylon.

         Men's and boys' underwear and outerwear T-shirts accounted for approximately 51% of the Company's net sales in the 10-week period ended February 1, 1997, 56% in the 42-week period ended November 22, 1996, 52% in fiscal 1996 and 50% in fiscal 1995.

         WOMEN'S AND GIRLS' UNDERWEAR

         Ithaca designs and manufactures over 100 styles of briefs, hip huggers and bikini panties for its line of women's and girls' underwear.

         Women's and girls' underwear sales accounted for approximately 17% of the Company's net sales in the 10-week period ended February 1, 1997, 17% in the 42-week period ended November 22, 1996, 19% in fiscal 1996 and 21% in fiscal 1995.

         WOMEN'S HOSIERY

         Ithaca designs and manufactures over 130 styles of regular sheer pantyhose, control top and support pantyhose, knee-highs and stockings for its line of women's hosiery.

         Women's hosiery sales accounted for approximately 29% of the Company's net sales in the 10-week period ended February 1, 1997, 25% for the 42-week period ended November 22, 1996, 27% in fiscal 1996 and 28% in fiscal 1995.

RAW MATERIALS

         The principal materials used in the Company's production of goods are cotton, polyester, nylon and spandex yarns as well as tricot and powernet fabrics. The Company does not produce its own yarns and believes that purchasing yarns from the wide range of available sources in the United States is cost-effective. Ithaca also purchases dyestuffs and packaging materials. The Company is not always able to promptly pass on to its customers price increases in raw materials principally due to the timing of raw material purchases and customer orders as well as competitive conditions.

         Management believes its sources of raw materials are adequate and does not currently anticipate difficulty in obtaining raw materials to meet its needs. The Company has not experienced any significant shortages of raw materials during the past 30 years.

MANUFACTURING AND SOURCING

         Ithaca manufactures its products at 13 plants in the southeastern United States and Central America, and sources a portion of its products from contractors located in other countries throughout the world. Goods typically are produced in anticipation of customer demand and the Company maintains a general inventory which turned over 0.7 times in the 10-week period ending February 1, 1997 and 3.6 times in the 42-week period ending November 22, 1996. In both its women's hosiery and fabric production facilities, Ithaca has the flexibility to shift its manufacturing processes easily among many styles, colors and sizes in response to changes in demand. Approximately half of the Company's men's and boys' and women's and girls' products are either assembled off-shore from components that are cut in the United States or sourced from the Far East. Essentially all of the Company's women's hosiery products are produced domestically.

TRADEMARKS, LICENSES AND PATENTS

         Ithaca's products are predominantly sold under the private label names or trade names of its customers. The Company usually seeks to obtain trademark registration protection for those private label names developed by the Company, although such protection generally is not as critical as with branded products. The Company has registered over 46 trademarks in the United States, and has 4 trademark applications pending as of May 1, 1997.

         Ithaca has license agreements permitting it to manufacture and sell specific underwear products using the trademarks of others. The Company has the exclusive U.S. license from Hang Ten International to use the Hang Ten trademark on men's and boys' underwear through January 31, 1999. The Company has the exclusive U.S. license from John Weitz Inc. to use the John Weitz trademark on specified underwear products for men and boys through September 30, 1997. Ithaca has a license agreement with International Licensing

Corporation to use the Lightning Bolt trademark on specified underwear products for men through January 31, 1999. The Company has exclusive U.S. licenses from Salant Corporation to use the Lady Manhattan trademark on specified women's underwear products through December 31, 1999. Ithaca holds a patent for an Automatic Labeling Machine & Method which expires on February 3, 2001.

         The Company does not believe that the loss of any trademark or license with respect to any product or products or the expiration or invalidation of any patent would have a material adverse effect on the overall business of the Company.

DELIVERY REQUIREMENTS

         All purchase orders are taken for current delivery and the Company has no long-term sales contracts with any customer, or any contract entitling Ithaca to be the exclusive supplier of merchandise to any retailer. The Company's standard payment terms are net 30 days and are shipped F.O.B.--distribution center.

SEASONALITY

         The Company does not regard its overall business as highly seasonal.

IMPORTANCE OF MAJOR CUSTOMERS

         For the 52-week period ended February 1, 1997, J.C. Penney accounted for approximately 48% of the total net sales of the Company, compared to nearly 42% in fiscal 1996 and 44% in fiscal 1995. Wal-Mart accounted for approximately 9% of total net sales for the 52-week period ended February 1, 1997, compared to approximately 11% in fiscal 1996 and 13% in fiscal 1995. No other customers accounted for 10% or more of net sales in the 52-week period ended February 1, 1997, in fiscal 1996 or fiscal 1995. Although the Company's reliance on its major customers has generally decreased over the last ten years, the loss of a material amount of sales to J.C. Penney, or a decline in J.C. Penney's business, or the loss of one of the Company's other major customers would have a material adverse effect on Ithaca's Results of Operations.

BACKLOG

         The dollar amount of backlog of orders believed to be firm is not material for an understanding of the business of the Company.

COMPETITION

         The underwear and women's hosiery markets in the United States are highly competitive. The Company's products compete with products manufactured by other private label suppliers as well as with products manufactured under recognized name brands.

         Ithaca believes it is the largest manufacturer of private label merchandise in each of its three principal product lines, offering a broad selection of styles, sizes and colors. The private label underwear and women's hosiery products business is generally comprised of small scale, privately owned companies with limited product lines. However, management is aware of several large private label manufacturers with substantial resources. Ithaca's principal private label competitors include: Beltex, Springford, Nantucket, Oneita, Tultex and Delta Woodside in men's and boys' underwear or outerwear T-shirts; Fitzgerald and Wundies Industries Inc. in women's and girls' underwear; and Americal Corp., Glendale Hosiery Company, Inc. and Acme-McCrary Corp. in women's hosiery.

         The supply of branded underwear and women's hosiery products is dominated by a few large manufacturers, some of which have substantially greater financial resources and market recognition than Ithaca. Many of these manufacturers also produce some private label underwear and women's hosiery products. The Company's largest competitors among branded product manufacturers are: Jockey International Inc. ("Jockey" and "Jockey for Her" brands), Sara Lee Corp. ("Hanes" and "Hanes Her Way" brands) and Fruit of the Loom, Inc. ("Fruit of the Loom" and "BVD" brands) in underwear; and Sara Lee Corp. ("Hanes" and "L'eggs" brands), Kayser-Roth Corp. ("No Nonsense" brand) and Pennaco Hosiery Inc. ("Round the Clock" brand) in women's hosiery.

         Competition in the underwear and women's hosiery products market is generally based on price, quality and service. The Company believes that it has an advantage over other private label suppliers because of the level of merchandising and marketing services it offers to retailers implementing private label programs.

IMPORTS AND EXPORT SALES

         Ithaca's products compete with goods produced worldwide. Trade association data available to the Company suggests that imported goods, including offshore assembly of domestically cut garments, represented approximately 36.5% of the total retail sales of men's and boys' underwear in calendar 1996, up from 26.4% in calendar 1995, represented 51.7% of women's and girls' panties compared with 45.4% in the prior year, and represented 13.1% of sheer hosiery and tights versus 8.4% in calendar 1995. Reliable data on sales of imported T-shirts is not believed to be available; however, retail sales of imported men's and boys' knit sport shirts was reported to be 52.8% in calendar 1996 versus 49.3% in the prior year. The Company believes that it is important to have the capability of sourcing a portion of its products from outside the United States. The Company has consolidated certain plants to off-shore facilities and has accelerated the process of moving more sewing operations off-shore. The Company has established four Honduran subsidiaries which operate three sewing plants in that country, primarily for men's and boys' underwear and outerwear T-shirts. With respect to women's and girls' underwear, Ithaca sources certain products from the Far East. The Company's ability to utilize foreign sourcing is dependent on the absence of political or economic disruptions, quotas, labor disruptions, embargoes or currency fluctuations in the countries in which the Company sources its products.

         Less than 1% of the Company's sales for the 10-week period ended February 1, 1997 and for the 42-week period ended November 22, 1996 were made to firms outside the United States. The Company believes that changes in the level of sales outside of the United States would not have a material adverse effect on Ithaca's Results of Operations.

ENVIRONMENTAL MATTERS

         The Company believes that its facilities and operations are substantially in compliance with current federal, state and local regulations regarding safety, health and environmental pollution. Ithaca generally has experienced no difficulty in complying with these regulations and such compliance has not had a material adverse effect on the Company's capital expenditures, earnings or competitive position.

EMPLOYEES

         The Company employed approximately 6,700 people as of April 25, 1997, of which approximately 6,200 were engaged in manufacturing and approximately 500 were engaged in managerial, administrative or sales and marketing functions. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be satisfactory and has never experienced any interruption of operations due to labor disputes.


ITEM 2.  PROPERTIES

         The Company owns its corporate headquarters in Wilkesboro, North Carolina. The Company leases sales offices in New York City and Dallas, Texas. The Company manufactures and distributes its women's and girls' underwear at its owned facilities in Cairo, Georgia and Meigs, Georgia. Cutting and distribution for men's and boys' underwear and T-shirt products takes place at an owned centralized distribution and cutting facility in Vidalia, Georgia. Men's and boys' underwear and outerwear T-shirts are sewn in three owned plants in the southeastern United States and at three facilities leased by the Company in Honduras. The Company manufactures and distributes its women's hosiery products at two owned facilities in North Carolina. Fabric for use in the Company's underwear and T-shirt products is knit and finished at the Company's owned facility in Gastonia, North Carolina and narrow fabrics, such as waistbands, are manufactured at an owned facility in Graham, North Carolina. The Company also utilizes leased storage facilities at several plant locations. All of the Company's facilities are kept in good repair and have well-maintained equipment.

ITEM 3.  LEGAL PROCEEDINGS

        From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. The Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF HOLDERS OF THE COMMON STOCK

        No matters have been submitted to a vote of the holders of Common Stock during the fourth quarter of the Registrant's 1997 fiscal year.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Through the date hereof, there has been no established public trading market for the Common Stock. Application will be made to list the Common Stock on NASDAQ National Market. There can be no assurance that any active trading market will develop or will be sustained for the Common Stock or as to the price at which the Common Stock may trade or that the market for the Common Stock will not be subject to disruptions.

        On December 16, 1996, 10,000,000 shares of Common Stock were issued in reliance upon the exemption provided by 11 USC 1145. These shares were registered under the Securities Act of 1934, as amended, by means of a Registration Statement on Form S-1 declared effective on April 4, 1997.

        As of April 25, 1997, there were approximately 10 holders of record of Common Stock and there were no outstanding options or warrants to purchase, or securities convertible into, Common Stock or Preferred Stock other than options to purchase 899,514 shares of Common Stock, including the options granted to Alvarez & Marsal, Inc., issuable under the Company's 1996 Long Term Stock Incentive Plan (the "LTIP"), of which options to purchase 372,698 shares are currently exercisable.

        The Company has not paid any cash dividends on the Common Stock and does not anticipate that it will do so in the foreseeable future. The Company intends to retain earnings to provide funds for the continued growth and development of the Company's business. The Credit Agreement restricts the Company's ability to pay dividends on the Common Stock. Any determination to pay cash dividends in the foreseeable future will be at the discretion of the Company's Board of Directors (the "Board" or the "Board of Directors") and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board. The Company presently intends to retain earnings for working capital and to fund capital expenditures. Accordingly, there is no present intention to pay cash dividends on any shares of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

        The following table sets forth selected financial information with respect to the Company for the 10- week period ended February 1, 1997, the 42-week period ended November 22, 1996 and each of the four fiscal years prior to the fiscal year ended February 1, 1997 and is derived from and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes included in Item 8 of this report. Income per share for periods prior to December 16, 1996 is not meaningful because during such periods the Company was a wholly owned subsidiary of Ithaca Holdings, Inc.

        The selected financial information set forth below is qualified by and should be read in conjunction with Item 8 the "Financial Statements" and the notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. The Company's Results of Operations for the 10-week period ended February 1, 1997 and the 42-week period ended November 22, 1996 reflect the consummation of the Plan of Reorganization and the transactions contemplated thereby and the application of Fresh Start Reporting rules and procedures. Results of Operations of the Company after fiscal 1996, including for the 10-week period ended February 1, 1997 and the 42-week period ended November 22, 1996, will generally not be comparable to the periods discussed below due to the effects of the Plan of Reorganization.


                                  Post
                              Confirmation                                 Preconfirmation
                               -----------     -------------------------------------------------------------------
                                10 Week          42-Week
                              Period Ended    Period Ended                      Fiscal Year Ended
                               February 1,     November 22,                         January 31,
                               -----------     ------------      -------------------------------------------------
                                  1997             1996             1996        1995        1994           1993
                                ---------        ---------       ---------    ---------   ---------      ---------
                                                            (Dollars in thousands)
STATEMENT OF INCOME DATA:
Net sales                       $  42,708        $ 297,603       $ 398,819    $ 414,800   $ 414,671      $ 440,357
Gross profit                        4,487           42,060          44,882       72,859      68,072         79,137
Selling, general and
  administrative expenses           7,354           27,670          43,486       37,075      39,711(1)      33,996
(Recovery of) provision for
  asset write-downs and
  restructuring                    (2,964)          51,591(2)
Operating income (loss)            (2,867)          17,354         (50,195)      35,784      28,361         45,141
Interest expense - net(3)           1,385           17,489          26,905       23,147      23,455         24,027
Reorganization items                 --             (1,176)(4)        --           --          --             --
Income (loss) before income        (4,157)
taxes and extraordinary items       1,666          (76,802)         13,166        4,968      21,647
Income tax (benefit) expense       (1,400)           4,218         (27,157)       5,653       2,086          8,415
(Loss) income before
  extraordinary items              (2,757)          (2,552)        (49,644)       7,513       2,882         13,232
Extraordinary items(5)               --             67,924            --           --          --           (5,939)
Net income (loss)               $  (2,757)       $  65,372       $ (49,644)   $   7,513   $   2,882      $   7,293
                                =========        =========       =========    =========   =========      =========
Net loss per common share       $   (0.28)            --              --           --          --             --
                                =========        =========       =========    =========   =========      =========
BALANCE SHEET DATA (AT END
 OF PERIOD):                           Post-Confirmation
                                       -----------------
Working capital (deficit)         $63,523        $  75,591       ($145,909)   $ 113,028    $123,222      $ 122,230
Total assets                      133,687          155,993         208,642      224,471     235,997        236,588
Long-term debt exclusive of
  current maturities               66,069           77,255             n/a(6)   221,819     242,785        250,720
Total stockholders' equity         19,359           22,116         (93,558)     (43,914)    (51,427)       (54,309)
(deficit)

-----------------------------


(1) Includes a bad debt provision of $4 million to cover the bankruptcy of a major T-shirt customer during the second quarter of fiscal 1994.

(2) In fiscal 1996 the Company initiated a restructuring plan to improve operating performance and reduce costs. In connection with this plan, the Company recorded charges totaling $51,591,000 ($33,379,000 after related income tax benefits). Such charges related to (i) the closing and consolidation of certain manufacturing and distribution facilities, (ii) the write-down of certain equipment associated with closed facilities, (iii) the write-off and establishment of reserves for inventory and accounts receivable associated with customers, product lines, and specific products that the Company elected to discontinue manufacturing and distributing, (iv) severance and other costs associated with plant closures and overhead reductions, and (v) the write-off of certain impaired intangible assets.

(3) Principally includes interest expense on long-term debt and amortization of deferred debt expense, offset by interest income from the short-term investment of excess cash. During the period from August 29, 1996 through November 22, 1996, the Company did not accrue interest on the Senior Subordinated Notes due 2002 which were cancelled in connection with the Plan of Reorganization.

(4) Reorganization items for the 42-week period ended November 22, 1996 include $3,765,000 of adjustments to record assets and liabilities at fair value in connection with the application of Fresh Start Reporting.

(5) Loss on early extinguishment of debt (net of income tax benefit of $3,763,000) on December 10, 1992 and gain on debt discharge (net of income tax expense of $23,056,000) pursuant to confirmation of Plan of Reorganization at November 22, 1996.

(6) Due to continuing covenant violations, temporary waivers granted and events of default, as further discussed in "Management's Discussion and Analysis," all of the Company's outstanding debt was classified as current at February 2, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

   The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included in Item 8 of this report.

   The following table sets forth the percentage relationship to total net sales of certain items included in the Company's Statements of Operations:


                                 Post-Confirmation                         Preconfirmation
                                 -----------------   -----------------------------------------------------------
                                                                                   FISCAL YEAR ENDED JANUARY 31,
                                                                                   -----------------------------
                               10-WEEK PERIOD ENDED       42-WEEK PERIOD
                                 FEBRUARY 1, 1997    ENDED NOVEMBER 22, 1996         1996                 1995
                                 ----------------    -----------------------         -----                ----
Net sales:
   Men's & boys' underwear
     and T-shirts                      51.2%                  56.4%                  52.0%                49.6%
   Women's and girls'
      underwear                        17.1                   17.2                   18.7                 20.6
   Women's hosiery                     28.6                   24.5                   27.3                 27.8
   Other                                3.1                    1.9                    2.0                  2.0
                                       ----                   ----                   ----                 ----

   Total                              100.0%                 100.0                  100.0%               100.0%
                                      -----                  -----                  -----                -----

Cost of sales                          89.5%                  85.9                   88.7%                82.4%
                                       ----                   ----                   ----                 ----

Gross profit                           10.5                   14.1                   11.3                 17.6
Selling, general and
   administrative expenses             17.2                    9.3                   10.9                  8.9
(Recovery of) provisions for
   asset write-downs and
   restructuring                       --                     (1.0)%                 12.9%                --
                                       ----                   ----                   ----                 ----
Operating income (loss)                (6.7)                   5.8                  (12.6)                 8.7
Interest expense-net                    3.2                    5.9                    6.7                  5.6
Other (net)                            (0.2)                  (0.2)                  --                   (0.1)
Reorganization items                   --                     (0.4)%                 --                   --
                                       ----                   ----                   ----                 ----
Income (loss) before
   income taxes and
   extraordinary items                 (9.7)                   0.5                  (19.2)                 3.2
Income tax expense
     (benefit)                          3.3                    1.4                   (6.8)                 1.4
Extraordinary item-gain
   on debt discharge                   --                     22.8                   --                   --
   Net income (loss)                   (6.4)%                 21.9%                 (12.4)%                1.8%
                                       ====                   ====                  =====                  ===




RESULTS OF OPERATIONS

COMPARISON OF THE 10-WEEK PERIOD ENDED FEBRUARY 1, 1997 TO THE 10-WEEK PERIOD ENDED FEBRUARY 2, 1996.

         Net sales declined 33.0% to $42.7 million in the 10-week period ended February 1, 1997, from $63.7 million in the 10-week period ended February 2, 1996. Men's and boys' underwear and T-shirt sales were down 30.8%, women's and girls' underwear sales were down 34.2% and women's hosiery sales were down 36.4%. Unit volume was down 29.8% with men's and boys' underwear and T-shirts down 20.3%, women's and girls' underwear down 39.8% and women's hosiery down 32.0%. The average selling price per dozen in the 10-week period ended February 1, 1997 decreased to $18.75 from $19.63 in the comparable prior period, primarily reflecting a change in the mix among product lines. There were no significant pricing changes to the Company's customers during the 10-week period ended February 1, 1997.

         The sales declines reflect, in part, the implementation of the Company's Business Plan, which was designed in part to eliminate unprofitable products. While the Company does not consider its business to be seasonal, the relative level of sales for the 10-week period ended February 1, 1997, proportionate to the Company's sales in other periods, is consistent with the Company's past experience as that period is traditionally a period of relatively low sales activity. The sales level is not believed to be representative of the Company's sales level and financial results on an annualized basis. Net sales in the 10-week period ended February 1, 1997 included approximately $3.8 million of sales resulting from the wind-down of discontinued products, which will not recur in future periods. Sales of discontinued products were not included in the projections made in the Business Plan as it only included sales of products which the Company intended to sell in future periods.

         Gross profit, excluding provisions for asset write-down and restructuring charges incurred in the 10- week period ended February 2, 1996, increased by $4.7 million from ($0.2) million to $4.5 million during the 10-week period ended February 1, 1997, compared to the 10-week period ended February 2, 1996; with gross margin improving to 10.5% of sales from (0.3%) in the comparable prior period, as product costs fell proportionately faster than the sales decline. The improved gross margin was principally attributable to lower costs of production resulting from the offshore sourcing of men's and boys' underwear and outerwear T-shirts and women's and girls' underwear and improved efficiencies in hosiery operations.

         The Company recorded provisions for workforce reductions and asset write-downs of $37.4 million in the 10-week period ended February 2, 1996. There were no provisions for workforce reductions and asset write-downs in the 10-week period ended February 1, 1997.

         Selling, general, and administrative expenses, excluding the provisions for workforce reductions and asset write-downs incurred in the 10-week period ended February 2, 1996, decreased by $2.3 million (23.2%) in the 10-week period ended February 1, 1997 to $7.3 million from $9.5 million in the 10-week period ended February 2, 1996. Shipping expense was $1.6 million lower in the 10-week period ended February 1, 1997 as compared to the 10-week period ended February 2, 1996. Lower shipping costs were realized, in part, because during the 10-week period ended February 1, 1997 the Company's consolidated distribution center were fully operational, while in the comparable prior period, the Company's consolidated distribution centers could not be fully utilized. In addition, the company experienced lower sales levels in the current period compared to the comparable prior period. Selling costs were $1.4 million lower in the current period, reflecting staffing reductions implemented early in fiscal 1997.

         Interest expense, net of interest income, decreased to $1.4 million in the 10-week period ended February 1, 1997 compared to $4.9 million in the 10-week period ended February 2, 1996. The decrease in the 10-week period ended February 1, 1997, compared to the 10-week period ended February 2, 1996, was due to lower average borrowings, including the effect of the retirement of the Notes pursuant to the Plan of Reorganization, partially offset by higher interest rates.

         The income tax benefit in the 10-week period ended February 1, 1997 was 34% of the loss before income taxes, compared to a benefit of 46% of the loss before income taxes in the 10-week period ended February 2, 1996.

COMPARISON OF 42-WEEK PERIOD ENDED NOVEMBER 22, 1996 TO 43-WEEK PERIOD ENDED NOVEMBER 24, 1995.

         Net sales declined 11.2% to $297.6 million in the 42-week period ended November 22, 1996 from $335.1 million in the 43-week period ended November 24, 1995. Men's and boys' underwear sales were up 1.2%; women's and girls' underwear sales were down 19.5% and women's hosiery sales were down 18.8%. Outerwear T-shirts sales decreased 16.6%. Unit volume was down 12.9% with men's and boys' underwear down 3.3%, women's and girls' underwear down 18.6% and women's hosiery down 17.3%, and outerwear T-shirt volume down 18.7%. The average selling price per dozen in the 42-week period ended November 22, 1996 increased to $20.57 from $20.18, primarily reflecting a mix change among product lines. There were no significant pricing changes to the Company's customers during the 42-week period ended November 22, 1996.

         The sales declines reflected, in part, the implementation of the Company's Business Plan which was designed, among other objectives, to eliminate unprofitable products. Net sales in the 42-week period ended November 22, 1996 included $39.9 million of sales resulting from the wind-down of discontinued products, which will not recur in future periods. These sales of discontinued products were not included in the Business Plan which reflected only sales of products that the Company intends to continue selling.

         Gross profit declined $3.0 million or 6.6% during the 42-week period ended November 22, 1996 compared to the 43-week period ended November 24, 1995; however, gross margin improved to 14.1% of sales from 13.4% in the prior period, as product costs fell proportionately faster than the sales decline. The improved gross margin was attributable to lower costs from offshore sourcing of men's and boys' underwear and women's and girls' underwear. In the 42-week period ended November 22, 1996, the Company reduced its excess domestic manufacturing capacity in the men's and boys' underwear, women's and girls' underwear and outerwear T-Shirt divisions by closing plants. Approximately 1,500 manufacturing and overhead jobs were eliminated by these closings in the 42-week period ended November 22, 1996. Women's hosiery was favorably impacted by improved production efficiency and progress in eliminating unprofitable products.

         The Company recorded a reversal in the 42-week period ended November 22, 1996 of $3.0 million of asset writedowns taken during fiscal 1996 (related to recovery of receivables previously identified as impaired assets) compared to provisions for workforce reductions and assets writedown of $14.2 million in the 43-week period ended November 24, 1995.

         Selling, general and administrative expenses decreased by $6.3 million (18.5%) in the 42-week period ended November 22, 1996 to $27.7 million from $34.0 million in 43-week period ended November 24, 1995, which represented a decrease from 10.9% as a percentage of sales in the 43-week period ended November 24, 1995 to 9.3% as a percentage of sales in the 42-week period ended November 22, 1996. The primary component of this decrease was lower employee related costs, resulting from headcount reductions early in fiscal 1997. Shipping expense was $2.0 million lower in the current period reflecting operation of the consolidated distribution centers in the current period compared with the transition to these distribution centers in the prior period and lower sales levels in the 42-week period ended November 22, 1996 as compared to the 43-week period ended November 24, 1995.

         Interest expense, net of interest income, decreased to $17.5 million for the 42-week period ended November 22, 1996 compared to $22.0 million in fiscal 1996. The decrease in the 42-week period ended November 22, 1996 was due to nonaccrual of bondholder interest after August 29, 1996 ($3.2 million lower than the 43-week period ended November 24, 1995) and lower average borrowings in fiscal 1997, partially offset by higher interest rates during the period.

         Income tax expense in the 42-week period ended November 22, 1996 was 253.3% of income before income taxes, compared to 35.3% in full year fiscal 1996. The increase is due primarily to the provision for deferred tax liabilities resulting from tax bases reductions in connection with the gain from the debt discharge associated with the confirmation of the Plan of Reorganization and to the non-deductibility of certain restructuring charges.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

         Net sales declined 3.9% ($398.9 million) in fiscal 1996 from fiscal 1995 ($414.8 million). Men's and boys' underwear sales were down 1.7%, women's and girls' underwear sales were down 12.6%, and women's hosiery sales were down 5.4% reflecting in part the increase in casual workplace attire and longer lasting products. Outerwear T-shirt sales increased 6.2%. Unit volume was down 7.0%, with men's and boys' underwear down 4.3%, women's and girls' underwear down 8.8%, and women's hosiery down 11.3%, partially offset by a 9.1% increase in outerwear T-shirt volume. The average selling price per dozen in fiscal 1996 increased to $20.09 from $19.04, reflecting a mix change among product lines. There were no significant pricing changes to the Company's customers during fiscal 1996.

         Gross profit decreased significantly ($28.0 million or 38%) during fiscal 1996 compared to fiscal 1995. All product categories had decreased gross profit during fiscal 1996, due to erratic demand, lower production volume and manufacturing cost increases which were not offset by price increases. In particular, lower sales, increased SKU's, and higher overhead costs resulted in an operating loss in the branded women's hosiery line. Anticipating that the weakness in the U.S. retail environment would persist, with severe pricing pressures likely to continue or escalate with resulting adverse effect on the Company's profitability, the

Company undertook an extensive review of its manufacturing capacities, overhead structure, product lines and customer base in the third and fourth quarters of fiscal 1996 and the first and second quarters of fiscal 1997.

         As a result of the implementation of objectives formulated during this review, the Company recorded provisions for workforce reduction and asset write-downs of $51.6 million in fiscal 1996. Approximately $24.2 million of this provision was related to cost of goods, including costs associated with a major program sourced in the Far East. In fiscal 1996 the Company reduced its excess domestic manufacturing capacity in the men's and boys' underwear, women's and girls' underwear and outerwear T-shirt divisions by closing plants. Approximately 1,100 manufacturing and overhead jobs were eliminated by these closings in the 1996 fiscal year.

         Selling, general and administrative expenses, excluding provisions for workforce reductions and asset write-downs, increased by $6.4 million (17.3%) in fiscal 1996 to $43.5 million from fiscal 1995. The primary component of this increase was shipping expense, which increased by $2.5 million (27.1%), due to non-recurring costs incurred in the relocation of both the men's and boys' underwear and women's and girls' underwear distribution activities to new facilities in fiscal 1996, while operating from inefficient temporary facilities during much of the year. Professional and legal fees were approximately $3.1 million higher in fiscal 1996 compared to the prior year, related primarily to costs associated with a proposed bank debt refinancing in the second and third fiscal quarters of 1996 and the subsequent financial restructuring activities.

         Interest expense, net of interest income, increased to $26.9 million for fiscal 1996 compared to $23.1 million in fiscal 1995. The increase in fiscal 1996 was due to higher average borrowings in 1996 and higher interest rates during the period.

         The loss before income taxes generated an income tax benefit of $27.2 million in fiscal 1996, an effective rate of 35.3% compared to an effective rate of 43% in fiscal 1995. The change in effective tax rate was primarily due to the write-off in fiscal 1996 of certain intangibles which did not create any tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's existing Credit Agreement was amended and restated on December 16, 1996. As of that date, the Credit Agreement provides for a term loan facility ("Term Loan") of $55.0 million and a revolving loan facility of $77.2 million. The revolving loan facility includes a sub-limit of $25.0 million for the issuance of letters of credit. For thirty-day periods beginning in December and May of each year, commitments under the revolving loan facility are reduced to $63.0 million and $68.0 million, respectively, (the "Clean-Down Periods"). As of April 25, 1997, the Company had $50.6 million of Term Loans outstanding, $9.0 million of borrowings under its revolving loan facility, and $6.9 million of outstanding letters of credit. The Company at April 25, 1997 had $39.0 million of additional borrowing capacity under its revolving loan facility.

         At February 1, 1997 the Company's working capital was $63.5 million and the current ratio was 2.9:1. At November 22, 1996 the Company's working capital was $75.6 million and the current ratio was 2.7:1. The Company reported a working capital deficit at the end of fiscal 1996 because of the presentation of substantially all outstanding debt as currently payable. The calculation of a current ratio under such circumstance would not be meaningful. Working capital of $113.0 million as of January 27, 1995 decreased by $10.2 million (8.3%) from $123.2 million as of January 28, 1994. The current ratio was 3.9:1 as of January 27, 1995, compared to 4.2:1 as of January 28, 1994.

         Capital additions of $0.8 million during the 10-week period ended February 1, 1997 were primarily related to purchases of machinery and equipment. Capital additions of the comparable prior period were $1.0 million. Capital additions of $3.2 million during 42-week period ended November 22, 1996, also primarily related to purchases of machinery and equipment, were substantially below capital additions of $13.9 million during the full fiscal year 1996. Capital additions of $13.9 million in fiscal year 1996 related principally to the Company's new centralized distribution facilities and were significantly above the additions of $8.5 million in fiscal 1995.

         The Company's cash on hand as of February 1, 1997 was $0.1 million compared with $1.3 million at November 22, 1996. This decrease in cash was due to the use of cash to reduce outstanding bank borrowings during the 10-week period ended February 1, 1997.

         Inflation has had only a minimal impact on the Company in the past. The Company has minimized the impact of inflation on costs and expenses through cost controls and increased manufacturing efficiency. The Company has at times experienced some increase in the cost of labor, supplies, raw materials and administrative expenses. The Company is not always able to promptly pass on cost increases to its customers, principally due to timing of raw materials purchases and customer orders as well as competitive pressures.

FINANCIAL CONDITION

         On October 8, 1996 the company filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court. The filing of the voluntary petition resulted from a sequence of events stemming from the Company's default under the Credit Agreement.

         The Company emerged from bankruptcy on December 16, 1996 and a final order was issued by the Bankruptcy Court on April 7, 1997. Pursuant to the Plan of Reorganization, the Company has repaid all of the secured and unsecured claims allowed by the Bankruptcy Court as follows: general unsecured claims were satisfied in the ordinary course of business. Noteholder claimants received the right to a pro rata share of 10,000,000 shares of Ithaca Common Stock (representing, in the aggregate, all of the outstanding shares of Ithaca Common Stock except for Common Stock issued pursuant to the LTIP). Prior equity interests in the Company were cancelled, annulled and extinguished. Administrative claims were paid in full, in cash, in the ordinary course of business. Tax claims were paid in full. Priority claims were paid in full. The Credit Agreement was amended and restated. General secured claims were paid in full. Each holder of an allowed general secured claim was either paid in full on December 16, 1996 (or the date upon which there is a final order allowing such claim as an allowed secured claim), or was otherwise to be rendered unimpaired.

BUSINESS PLAN

         In the third and fourth quarters of fiscal 1996 the Company undertook an extensive review of its manufacturing capacity, overhead structure, product lines and customer base. The Company analyzed its strategic plans in connection with the utilization of its plants located in Honduras, as well as obtaining products from other foreign sources. These efforts resulted in the promulgation of the Business Plan to which the Company currently adheres. In general, to enhance its performance and reduce overhead expenses, the Company consolidated its distribution centers and production capacity to increase efficiencies, consolidated certain plants to off-shore facilities and accelerated the process of moving more sewing operations off-shore. As part of the implementation of the Business Plan, the Company terminated certain real property leases and unprofitable license agreements, and made certain payments in connection therewith. In addition, the Company reduced the number of styles and products it produced, eliminated certain unprofitable customers and product lines, began the process of establishing Far East outsourcing capability and closed selected plants. Beginning in fiscal 1998, the Company has been unable to obtain the level of sales revenue anticipated by the Business Plan and therefore may not be able to achieve the Operating Results set forth in the Business Plan. The Company believes this resulted from customers' reluctance to place new or additional programs with the Company while it was implementing its financial restructuring as well as increased pressure from the Company's competitors to place programs with both existing and potential new customers.

         The Company has previously made its Business Plan, which contained projections regarding the Company's future net sales and operating income, publicly available. Projections contained in the Business Plan were not prepared with a view to complying with published guidelines of the Commission nor with the accounting profession's principles regarding projections. In addition, such information was based on a number of assumptions and was subject to significant uncertainties and contingencies, many of which are beyond the Company's control. Further, the Business Plan did not reflect any tax expense or credits during the projection period, and utilized asset and liability valuations from the Company's Historical Financial Statements, modified for the impact of the exchange of the Notes for equity and the resultant elimination of bondholder interest during the projection period. Such information does not reflect the impact of Fresh Start accounting rules, does not conform to generally accepted accounting principles, and constitutes Forward Looking Statements under the Reform Act as discussed on the first page of this report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

Index to Financial Statements


                                                                            Page

Independent Auditors' Report ..............................................  F-2

Consolidated Balance Sheets as of February 1, 1997 and February 2, 1996 ...  F-3

ConsolidatedStatements of Operations  for the 10-Week  Period ended
  February 1, 1997, the 42-Week Period ended November 22, 1996, and for the Years ended February 2, 1996 and January 27, 1995 ............ F-5

ConsolidatedStatements of Stockholders'  Equity (Deficit) for the
  10-Week Period ended  February 1, 1997, the 42-Week Period ended
  November 22, 1996, and for the Years ended February 2, 1996 and
  January 27, 1995 ......................................................... F-6

ConsolidatedStatements  of Cash Flows for the 10-Week  Period ended
  February 1, 1997, the 42-Week Period ended November 22, 1996, and for the Years ended February 2, 1996 and January 27, 1995 ............ F-7

Notes to Consolidated Financial Statements ................................. F-9

KPMG Peat Marwick LLP
     303 Peachtree Street, N.E.
     Suite 2000
     Atlanta, GA  30308

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Ithaca Industries, Inc.:


We have audited the accompanying consolidated balance sheets of Ithaca Industries, Inc. and subsidiaries as of February 1, 1997 and February 2, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the 10-week period ended February 1, 1997, the 42-week period ended November 22, 1996, and each of the years in the two-year period ended February 2, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ithaca Industries, Inc. and subsidiaries as of February 1, 1997 and February 2, 1996, and the results of their operations and their cash flows for the 10-week period ended February 1, 1997, the 42-week period ended November 22, 1996, and each of the years in the two-year period ended February 2, 1996, in conformity with generally accepted accounting principles.

On December 16, 1996, the Company emerged from bankruptcy. As described in note 1 to the consolidated financial statements, the Company accounted for the reorganization as of November 22, 1996 and adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As a result, the consolidated financial statements as of February 1, 1997 and for the ten-week period then ended present the financial position, results of operations, and cash flows of the reorganized entity and are, therefore, not comparable to the consolidated financial statements for periods prior to the Company's emergence from bankruptcy.


                                /s/ KPMG PEAT MARWICK LLP

                                KPMG PEAT MARWICK LLP

Atlanta, Georgia
March 27, 1997

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                     February 1, 1997 and February 2, 1996

                       (In thousands, except share data)




                                                              Post-confirmation       Preconfirmation
                                                              -----------------       ---------------
                                                                 February 1,            February 2,
                      Assets (Note 6)                               1997                   1996
                      ---------------                               ----                   ----
Current assets:
  Cash and cash equivalents                                     $       66                10,369
  Trade accounts receivable, net of allowance for
    doubtful accounts of $1,256 at February 1, 1997
    and $1,215 at February 2, 1996 (note 9)                         26,486                29,958
  Due from former Parent (note 8)                                      -                     604
  Inventories (note 3)                                              65,680                56,079
  Deferred taxes (note 7)                                              -                  20,212
  Prepaid expenses and other current assets                            876                 1,567
  Refundable income taxes (note 7)                                     -                  13,159
  Assets held for disposition, net of estimated
    reserves  (notes 3, 4, and 13)                                   3,755                17,139
                                                                    ------               -------
        Total current assets                                        96,863               149,087
                                                                    ------               -------

Net property, plant, and equipment (note 4)                         35,531                54,295

Other assets:
  Intangible assets, net of accumulated amortization
    of $91 and $22,570 at February 1, 1997 and February 2,
    1996, respectively (note 5)                                        362                  905
  Deferred debt expenses, net of accumulated amortization
    of $7,868 at February 2, 1996 (note 13)                            -                  3,651
  Other                                                                931                  704
                                                                     -----                -----
         Total other assets                                          1,293                5,260











                                                                ---------              -------
                                                                $  133,687             208,642


See accompanying notes to consolidated financial statements.



                                                              Post-confirmation       Preconfirmation
                                                              -----------------       ---------------
                                                                 February 1,            February 2,
              Liabilities and Stockholders' Equity (Deficit)        1997                   1996
              ----------------------------------------------        ----                   ----
Current liabilities:
  Current installments of long-term debt, due to related
    parties (notes 6 and 10)                                   $      -                    33,757
  Current installments of long-term debt (notes 6
    and 10)                                                            70                 206,301
  Accounts payable                                                 10,742                  16,414
  Accrued payroll and related expenses                             11,396                  10,335
  Accrued restructuring costs (note 13)                             2,106                  12,204
  Income taxes payable (note 7)                                     3,073                     -
  Deferred income taxes (note 7)                                    2,255                     -
  Other accrued expenses                                            3,698                  15,985
        Total current liabilities                                  33,340                 294,996
                                                                   ------                 -------

Long-term debt, excluding current installments, due to
   related parties (notes 6 and 10)                                 9,710                    -
Long-term debt, excluding current installments (notes 6 and 10)    56,359                    -
Deferred income taxes (note 7)                                     14,919                   7,204
Preconfirmation redeemable cumulative preferred stock of
    $.01 par value.  Authorized but unissued 500,000 shares
    at February 2, 1996                                               -                      -

Stockholders' equity (deficit):
  Preferred stock, $.01 par value; authorized 2,500,000
    shares; none outstanding at February 1, 1997                      -                      -
  Common stock of $.01 par value; authorized 27,500,000
    shares; issued and outstanding 10,000,000 shares at
    February 1, 1997                                                  100                    -
  Preconfirmation common stock, par value $.01; authorized
    and issued 1,000 shares at February 2, 1996                       -                      -
  Additional paid-in capital                                       22,016                  9,000
  Accumulated deficit                                              (2,757)              (102,558)
                                                               ----------               --------
      Total stockholders' equity (deficit)                         19,359                (93,558)

Commitments and contingencies (notes 6, 9, 11, and 12)

                                                               ----------                -------
                                                               $  133,687                208,642


                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                     10-Week Period ended February 1, 1997,
                  42-Week Period ended November 22, 1996, and
                Years ended February 2, 1996 and January 27, 1995

                (In thousands, except share and per share data)



                                                              Post-confirmation       Preconfirmation
                                                              -----------------       ---------------
                                                                   10-Week       42-Week
                                                                 Period ended   Period ended    Years ended
                                                                  February 1,   November 22,  February 2, January 27,
                                                                     1997          1996          1996        1995
                                                                     ----          ----          ----        ----

Net sales (note 9)                                                $ 42,708        297,603       398,819     414,800
Cost of sales (note 3)                                              38,221        255,543       353,937     341,941
                                                                    ------        -------       -------     -------
         Gross profit                                                4,487         42,060        44,882      72,859

Selling, general, and administrative expenses
   (notes 8, 11, and 12)                                             7,354         27,670        43,486      37,075
(Recovery of) provision for asset write-downs and
    restructuring (note 13)                                            -           (2,964)       51,591         -
                                                                    -------        ------        ------
           Operating income (loss)                                  (2,867)        17,354       (50,195)     35,784

Other income (deductions):
   Interest expense - related parties (contractual interest
     of $3,252 at November 22, 1996)                                  (196)        (2,597)       (3,918)     (3,566)
   Interest and other, net of interest income of $81,
     $164,  $237, and $895 at February 1, 1997,
     November 22, 1996,   February  2,  1996, and
     January  27,   1995, respectively (contractual
     interest of $17,512 at November 22, 1996)                      (1,189)       (14,892)      (22,987)    (19,581)
                                                                     -----         ------        ------      -------
   Other, net                                                           95            625           299         529
                                                                     -----         ------        ------      ------
                                                                    (1,290)       (16,864)      (26,606)    (22,618)
                                                                     -----         ------        ------      ------
           Income (loss) before reorganization items,
             income taxes, and extraordinary item                   (4,157)           490       (76,801)     13,166

Reorganization items:
   Adjustments to fair value                                           -            3,765           -           -
   Professional fees and other                                         -           (2,589)          -           -
   ---------------------------                                       -----         -------       ------      ------
          Income (loss) before income taxes
             and extraordinary item                                 (4,157)         1,666       (76,801)     13,166

Income tax (expense) benefit (note 7)                                1,400         (4,218)       27,157      (5,653)
                                   -                                 -----          -----        ------       -----
          (Loss) income before extraordinary item                   (2,757)        (2,552)      (49,644)      7,513

Extraordinary item - gain on debt  discharge of $90,980
   before  income taxes of $23,056 at November 22,
   1996 (notes 1 and 7)                                                -           67,924           -           -
                                                                 ----------       ------        ------       -----

           Net income (loss)                                      $ (2,757)        65,372       (49,644)      7,513
                                                                  ========         ======        ======       =====

Net loss per common share                                         $   (.28)

Weighted average common shares outstanding                      10,000,000
                                                                ==========




See accompanying notes to consolidated financial statements.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

           Consolidated Statements of Stockholder's Equity (Deficit)

                     10-Week Period ended February 1, 1997,
                   42-Week Period ended November 22, 1996, and
                Years ended February 2, 1996 and January 27, 1995

                       (In thousands, except share data)





                                                          Shares                                                         Total
                                                --------------------------------             Additional  Retained    stockholders'
                                                                        Post-       Common      paid-in     earnings    equity
                                                Preconfirmation     confirmation     stock      capital     (deficit)   (deficit)
                                                ---------------     ------------     -----      -------     ---------   ---------

Balance at January 28, 1994                           1,000             -            $ -          9,000     (60,427)    (51,427)
Net income                                              -               -              -            -         7,513       7,513
                                                     -------      -----------        ----        ------    --------     --------
Balance at January 27, 1995                           1,000             -              -          9,000     (52,914)    (43,914)

Net loss                                                -               -              -            -       (49,644)    (49,644)
                                                      -----       -----------        ----        ------     -------     -------
Balance at February 2, 1996                           1,000             -              -          9,000    (102,558)    (93,558)

Net income for 42-week period ended November 22,
    1996 (Preconfirmation)                              -               -              -                     65,372      65,372
Effect of reorganization:
  Elimination of accumulated deficit                    -               -              -                     37,186      37,186
  Cancellation of preconfirmation shares             (1,000)            -              -         (9,000)       -         (9,000)
  Issuance of post-confirmation shares                  -          10,000,000          100       22,016        -         22,116
                                                     ------        ----------          ---       ------     -------      ------
Balance at November 22, 1996 (Post-Confirmation)        -          10,000,000          100       22,016        -         22,116

Net loss for 10-week period ended February 1, 1997      -               -              -            -       (2,757)     (2,757)
                                                     ------        ----------         ----       ------     --------     -------

Balance at February 1, 1997                             -          10,000,000         $100       22,016     (2,757)     19,359
                                                     =======       ==========         ====       ======     ======      ======



See accompanying notes to consolidated financial statements.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                     10-Week Period ended February 1, 1997,
                  42-Week Period ended November 22, 1996, and
               Years ended February 2, 1996 and January 27, 1995

                                 (In thousands)


                                                              Post-confirmation       Preconfirmation
                                                              -----------------       ---------------
                                                                   10-Week       42-Week
                                                                 Period ended   Period ended    Years ended
                                                                  February 1,   November 22,  February 2, January 27,
                                                                     1997          1996          1996        1995
                                                                  -----------   ------------  ----------- -----------
Cash provided by operating activities:
  Net income (loss)                                               $ (2,757)       65,372       (49,644)     7,513
  Adjustments to reconcile net income (loss) to net
    cash provided by operations:
       (Recovery of) provision for asset write-downs
           and restructuring                                            -         (2,964)       40,623        -
        Gain on debt discharge                                          -        (90,980)          -          -
        Depreciation and amortization of property,
           plant, and equipment                                         853        6,936         8,713      8,652
        Provision for (recovery of) doubtful accounts                  (252)         293           -         (582)
        Amortization of intangible assets, deferred debt
          expense     , and discount on subordinated notes               91        1,568         5,521      2,697
        Provision for deferred taxes                                 (1,396)      31,578       (15,486)      (765)
        (Gain) loss on sale of property, plant, and
           equipment                                                    -           (292)           22       (238)
        Net adjustments in accounts for fair value                      -         (3,765)          -          -
        Provision for reorganization items                              -          2,589           -          -
        Changes in operating assets and liabilities before
            the effects of restructuring reclassifications:
              Trade accounts receivable and due to/from Parent       19,108      (13,011)        4,668     (2,871)
              Inventories                                             3,026         (646)       12,071    (22,455)
              Prepaid expenses and other assets                        (264)      14,204       (13,495)     1,514
              Assets held for disposition                              (781)      18,523           -          -
              Accounts payable                                       (1,744)      (3,928)         (725)        78
              Accrued payroll and related expenses                   (3,347)       4,408          (941)     2,695
              Other accrued expenses                                 (1,811)       1,469         6,390      4,645
              Accruals relating to IRS examination                      -            -             -       (4,354)
                                                                     ------       ------        ------     ------
                Net cash provided by (used in)
                    operating activities                             10,726       31,354        (2,283)    (3,471)
                                                                     ------       ------        ------     ------

Cash flows from investing activities:
  Proceeds from sale of property, plant, and equipment                  59          949         219         563
  Additions to property, plant, and equipment                         (797)       (3,248)     (13,887)    (8,478)
  Decrease (increase) in other assets                                  -             -          1,251       (711)
                                                                      ----         -----       ------      -----
            Net cash used in investing activities                     (738)       (2,299)     (12,417)    (8,626)
                                                                      ----         -----       ------     ------



                                                                                     (Continued)


                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                 (In thousands)

                                                              Post-confirmation       Preconfirmation
                                                              -----------------       ---------------
                                                                   10-Week       42-Week
                                                                 Period ended   Period ended    Years ended
                                                                  February 1,   November 22,  February 2, January 27,
                                                                     1997          1996          1996        1995
                                                                  -----------   ------------  ----------- -----------
Cash flows from financing activities:
  Repayment of long-term debt                                   $  (11,251)      (38,095)      (19,462)     (20,971)
  Proceeds from long-term debt                                         -             -          37,000          -
                                                                 ---------        ------        ------        -----
             Net cash (used in) provided by
                 financing activities                              (11,251)      (38,095)       17,538      (20,971)
                                                                   -------       -------        ------      -------

             Net (decrease) increase in cash and
                cash equivalents                                    (1,263)       (9,040)        2,838      (33,068)

Cash and cash equivalents at beginning of period                     1,329        10,369         7,531       40,599
                                                                ----------        ------         -----       ------

Cash and cash equivalents at end of period                      $       66         1,329        10,369        7,531
                                                                ==========         =====        ======        =====

Supplemental disclosures - net cash paid (received)
  during the period for:
    Income taxes                                                $     (360)      (16,835)        1,224        7,149
                                                                ==========       =======         =====        =====

    Interest paid to related parties                            $      301           379         2,654        3,314
                                                                ==========           ===         =====        =====

    Interest paid to others                                     $    1,690         7,632        16,309       17,046
                                                                ==========         =====        ======       ======


See accompanying notes to consolidated financial statements.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                     February 1, 1997 and February 2, 1996

                       (In thousands, except share data)


(1)         Reorganization and Emergence from Chapter 11 Bankruptcy
            -------------------------------------------------------

            On December 16, 1996 (the "Effective Date"), Ithaca Industries, Inc. (the "Company") emerged from proceedings under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") pursuant to a Prepackaged Chapter 11 Plan of Reorganization (the "Plan"), which was confirmed by United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on November 22, 1996 (the "Confirmation Date"). The Plan implemented a financial restructuring whereby approximately $125,000 ($124,625, net of original issue discount) of previously outstanding Senior Subordinated Notes (the "Notes") and related accrued interest, which were subject to settlement under the Plan were exchanged for approximately 10,000,000 shares of new common stock (the "Common Stock") issued by the Company in connection with the reorganization. Additionally, the Company's Credit Agreement was amended and restructured. The restructured long-term debt outstanding after consummation of the Plan is secured by substantially all of the assets of the Company. All previously outstanding common stock was canceled, annulled, and extinguished.

            Pursuant to the Plan, the Company's certificate of incorporation and bylaws were amended and restated in their entirety by the Amended and Restated Certificate of Incorporation (the "Certificate") and the Amended and Restated Bylaws (the "Bylaws") to provide, among other things, for the restructuring of the Company's equity capitalization under the Plan. As of the Effective Date of the Plan, the Company was authorized to issue 27,500,000 of the Company's $.01 par value, common stock of which an aggregate of 10,000,000 shares was issued and distributed pursuant to the Plan. An aggregate of 928,962 shares of common stock was reserved for issuance pursuant to the 1996 Long-Term Stock Incentive Plan (the "Stock Plan").

            The Company's Certificate authorized 2,500,000 shares of preferred stock with $.01 par value. The Board of Directors is authorized, upon two-thirds affirmative vote, to issue preferred stock subject to restrictions contained in the Amended and Restated Credit Agreement ("Amended Agreement"), in one or more series, for any purpose permitted by law, and is authorized to fix the designations, power, rights, and preferences of the preferred stock. The Certificate provides that the Company will not issue any nonvoting equity securities to the extent prohibited by the Bankruptcy Code. The Certificate may be amended in accordance with applicable law to remove the prohibition.

            During fiscal 1996, as a result of diminished operating performance and profitability, the Company incurred covenant defaults under the Credit Agreement. In addition, the Company did not make the December 15, 1995 and June 15, 1996 scheduled interest payments due on the Notes or scheduled quarterly principal payments due under the Credit Agreement on January 31, April 30, and July 31, 1996. As a result of negotiations between the Company's creditors, owners, and management, the parties agreed to effect a financial restructuring and, accordingly, on October 8, 1996 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 in the Bankruptcy Court. The Company filed the Plan to consummate a financial restructuring that had been negotiated among the Company, its Noteholders and parties to the Credit Agreement, and the sole stockholder of the Company's outstanding stock. The Company was operated as a debtor-in-possession subject to the supervision of the Bankruptcy Court until December 16, 1996.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


            The Company continued to pay its trade creditors and other debt obligations in the ordinary course of business while under the supervision of the Bankruptcy Court.


Fresh-Start Reporting
---------------------

            For financial reporting purposes, the effective date of the Company's emergence from Chapter 11 was assumed to be November 22, 1996. In accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company adopted "fresh-start reporting," including the terms of the Amended Agreement and reflected the effects of such adoption in the consolidated financial statements as of November 22, 1996. The Post-Confirmation consolidated financial statements have been separated from the Preconfirmation balance sheet and prior period amounts by a bold line to signify that the Post-Confirmation consolidated financial statements are those of a new reporting entity and have been prepared on a basis not comparable to prior periods.

            The Company adopted Fresh-Start Reporting because holders of existing voting shares before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post-petition liabilities and allowed claims. The adjustments to reflect the consummation of the Plan, include the pretax gain on debt discharge of $90,980 (principally accrued interest and principal of the Notes) and the adjustment of $3,765 to record assets and liabilities at their estimated fair values, have been reflected in the accompanying consolidated statements of operations for the 42-week period ended November 22, 1996. Deferred taxes of approximately $23,056 were provided as a result of the debt discharge and the resulting reductions to the tax bases of assets in accordance with Section 108 of the Internal Revenue Code.

            The reorganization value of the Company was determined by management utilizing several factors and various valuation methods, including discounted cash flows, cash flow multiple ratios, and other applicable ratios. Reorganization value generally approximates fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity after the restructuring. The primary valuation methodology employed to determine the reorganization value of the Company was a net present value approach. The estimated unleveraged reorganization value of the Company was computed using a discounted cash flow analysis. This analysis included the present values of (i) the discounted projected free cash flows of the Company through fiscal year 1999, (ii) the discounted terminal value of the Company at the end of that 1999 fiscal year, and (iii) projected excess cash on hand at the Confirmation Date. For purposes of discounting values, a discount rate of 9.5% was utilized throughout the analysis. The terminal value was based upon a 3.5% growth factor in perpetuity with a 6% terminal discount rate.


(Continued)

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


Based on information from parties-in-interest and from the Company's financial advisors, the total reorganization value of the Company was estimated to be $155,993 at November 22, 1996. The estimated reorganization value of the Company was allocated to specific asset categories as follows:

               Current assets                            $ 118,858
               Property and equipment                       35,647
               Other noncurrent assets                       1,488

                                                         $ 155,993

All payments and distributions required by the Plan to be made by the Company with respect to prepetition claims against the Company have been made or provided for at November 22, 1996, and no further material recourse to the Company is available to any person with respect to any prepetition claims.

The effect of the Plan and the implementation of Fresh-Start Reporting on the Company's consolidated balance sheet as of November 22, 1996 was as follows:



                                                                                                          Post-
                                            Preconfirmation          Adjustments                      confirmation
                                            balance sheet at        to record the                    balance sheet at
                                              November 22,            Plan at          Fair value       November 22,
                                                 1996              confirmation(a)   adjustments(b)       1996
                                                 ----              ---------------   --------------       ----

 Cash                                         $   1,329                  -                 -                1,329
 Other current assets                           117,802              (13,549)           13,276            117,529

 Property, plant, and equipment                 139,026                  -            (103,379)            35,647
 Accumulated depreciation                        89,876                  -              89,876                -
                                             ----------              -------           -------            -------
    Net property, plant, and equipment           49,150                  -             (13,503)            35,647
                                             ----------              -------           -------            -------

 Other long-term assets                           1,035                  -                 -                1,035
 Other intangible assets                          3,042               (2,589)              -                  453
                                             ----------              -------           -------            -------

                                             $  172,358              (16,138)             (227)           155,993
                                             ==========              =======           =======            =======

 Current long-term debt                      $  202,016             (201,881)              -                  135
 Other current liabilities                       55,847               (8,723)           (3,992)            43,132
 Long-term debt                                     -                 77,255               -               77,255
 Noncurrent deferred income taxes                 6,651                5,198             1,506             13,355
 Stockholders' equity (deficit)                 (92,156)             112,013             2,259 (c)         22,116
                                             ----------              -------           -------             ------

                                             $  172,358              (16,138)             (227)           155,993
                                             ==========              =======           =======            =======

            (a)  To record the forgiveness of the notes, the issuance of common stock, and the related income tax effects pursuant to the Plan.
            (b)  To record the adjustments to assets and liabilities to their estimated fair value.
            (c)  Net adjustment to equity consists of net fair value adjustments of $3,765 less related income tax effects of
                 $1,506.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


(2)  Summary of Significant Accounting Policies and Practices
     --------------------------------------------------------

     (a)    Description of Business and Basis of Presentation
            -------------------------------------------------

            The Company is a manufacturer of private-label underwear and women's hosiery products, operating distribution and manufacturing facilities in the Southeastern United States and off-shore manufacturing facilities in Central America. Additionally, the Company sources some of its production from various contractors worldwide. The Company has three principal product lines: (i) men's and boy's underwear and outerwear T-shirts, (ii) women's and girls' underwear, and (iii) women's hosiery. The Company markets its products through a wide range of national and regional retail distribution channels, including discount stores, department stores, specialty stores, drug stores, and supermarkets. The majority of the Company's raw materials are readily available and are not dependent upon a single supplier.

     (b)    Principles of Consolidation
            ---------------------------

            These consolidated financial statements include the financial statements of Ithaca Industries, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     (c)    Cash and Cash Equivalents
            -------------------------

            Cash balances at year-end reflect short-term interest-earning deposits, net of outstanding checks. Cash balances also include overdraft amounts for which the right of offset with other accounts exists. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include interest-earning deposits of $66 and $10,369 at February 1, 1997 and February 2, 1996, respectively.

     (d)    Inventories
            -----------

            Inventories consist of raw materials, work in process, and finished goods relating to manufacturing operations and are valued at the lower of cost or market with cost determined using the last-in, first-out (LIFO) method.

     (e)    Property, Plant, and Equipment
            ------------------------------

            Property, plant, and equipment acquired after November 22, 1996 are stated at cost. Upon emergence from Chapter 11, the Company adopted Fresh-Start Reporting effective November 22, 1996 and, accordingly, all property, plant, and equipment at November 22, 1996 was recorded at its estimated fair value and historical accumulated depreciation was eliminated. Depreciation and amortization expense of property, plant, and equipment is calculated using the straight-line method over the estimated remaining useful lives of the assets as follows:

                Buildings                           25 - 30 years
                Property improvements                5 - 10 years
                Machinery and equipment              3 -  8 years
                Vehicles                                  3 years

                                                         (Continued)

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


     (f)    Intangibles
            -----------

            Intangible assets, consisting of patents, are amortized over their respective remaining terms. On an ongoing basis, management reviews the valuation and amortization of intangible assets. As part of the review, management estimates fair values based upon recent historical results and expected future results, taking into consideration events or circumstances which might affect their fair values.

            Deferred debt expenses are amortized over the lives of the loans to which the expenses relate. As a result of the adoption of Fresh-Start Reporting and the related amendment of the Credit Agreement, the unamortized balance of deferred debt expense was included in reorganization expense for the 42-week period ended November 22, 1996.

     (g)    Revenue Recognition
            -------------------

            Sales are recognized at the time the related goods are shipped.

     (h)    Income Taxes
            ------------

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

            Prior to its emergence from Chapter 11, the Company was included in an affiliated group and the Company's Federal taxable income was included in such group's consolidated tax return. Pursuant to a tax sharing agreement with the former Parent, the Company recognized income tax expense or benefit as if it were to file separate Federal, state, or local income tax returns. The Company entered into the Intercompany Compromise and Settlement Agreement which included a provision that terminated the tax sharing agreement effective November 22, 1996.

                                                                     (Continued)

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


     (i)    Stock Option Plan
            -----------------

            Effective November 22, 1996, with the adoption of its stock option plan, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which permits the Company to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also permits the Company to apply the provisions of APB Opinion No. 25 where compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option and provide pro forma net income and pro forma income per share disclosures for stock option grants made in future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (j)    Fiscal Year
            -----------

            The Company's fiscal year ends on the last Saturday closest to the end of January. The results of operations for fiscal 1997 include the 10-week period ended February 1, 1997 (post-confirmation) and the 42-week period ended November 22, 1996 (preconfirmation). The results of operations for the year ended February 2, 1996 reflect a 53-week period (fiscal 1996), and the results for the year ended January 27, 1995 reflect a 52-week period (fiscal 1995).

     (k)    Use of Estimates
            ----------------

            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (l)    Net Income Per Common Share
            ---------------------------

            Net income per common share is calculated based upon the weighted-average number of common shares and common stock equivalents outstanding. Common stock equivalents consist of stock options and have been excluded from shares outstanding because their impact is antidilutive.

                                                                     (Continued)

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


(3)  Inventories
     -----------

     Inventories consist of the following:

                                            Post-confirmation    Preconfirmation
                                            -----------------    ---------------
                                               February 1,         February 2,
                                                  1997                1996
                                                  ----                ----

     Raw materials and supplies                $  15,607            24,676
     Work-in-process                              12,381            16,882
     Finished goods                               41,278            53,962
                                                  69,266            95,520
     Less excess of FIFO over LIFO cost              -              10,474
     Less inventory included in assets held for
        disposition, net (note 13)                 3,586            28,967

                                               $  65,680            56,079

      Upon adoption of Fresh-Start Reporting at November 22, 1996, the excess of first-in, first-out (FIFO) over LIFO cost is equal to zero as inventories were restated to their estimated fair value. The adjustment has been included in fair value adjustments in note 1.

      During the 42-week period ended November 22, 1996 and the year ended February 2, 1996, LIFO inventory layers were liquidated. This reduction resulted in charging lower inventory costs prevailing in prior years to cost of goods sold, thus reducing cost of sales by $1,367 and $271, respectively, which is lower than the amount that would have resulted from replacing the liquidated inventory at end of period prices on those dates.

(4)   Property, Plant, and Equipment
      ------------------------------

      Property, plant, and equipment consist of the following:

                                              Post-confirmation  Preconfirmation
                                              -----------------  ---------------
                                                  February 1,      February 2,
                                                     1997             1996
                                                     ----             ----
     Land                                         $   1,306           2,936
     Buildings and improvements                      18,528          55,838
     Machinery and equipment                         16,288          85,821
     Vehicles                                           104             428
     Construction in progress                           327             241
                                                     36,553         145,264
     Less accumulated depreciation and amortization     853          84,941
     Less property, plant, and equipment included in
       assets held for disposition (note 13)            169           6,028

                                                  $   35,531         54,295



                                                                     (Continued)
                                      F-15

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


(5)  Intangible Assets
     -----------------

     Intangible assets consist of the following (see note 13):


                           Post-confirmation          Preconfirmation
                              February 1,               February 2,
                                1997                       1996
                            ------------   -------------------------------------

                                                       Value of
                                                      work-force in    Licensing
                               Patents     Patents       place         agreement
                               -------     -------    -------------    ---------

Gross amount                   $ 453      $ 11,860      7,946           3,669
Less accumulated amortization     91        10,955      7,946           3,669
                               -----      --------      -----           -----

                               $ 362      $    905        -                -
                               =====      ========      ======          ======

(6)  Long-Term Debt
---  --------------

     A summary of long-term debt follows:

                                         Post-confirmation       Preconfirmation
                                            February 1,             February 2,
                                              1997                    1996
                                         -----------------       ---------------

Borrowings under credit agreements:
  Revolving loans:
    Base rate loans                                $ 13,000              -
    LIBOR-based loans                                   -             37,000
  Term loans:
    Base rate loans                                  53,000              -
    LIBOR-based loans                                   -             77,771
Senior Subordinated Notes, due 2002 with interest
  payable quarterly at 11.125%, net of unamortized
  original issue discount of $375                       -            124,573
9.0% to 10.5% notes, maturing through 1998              139              714
                                                   --------          -------
                                                     66,139          240,058
Less current installments of long-term debt              70          240,058
                                                   --------          -------

                                                   $ 66,069              -
                                                   ========          ========

Pursuant to the Plan, the Credit Agreement was amended and restated and the Notes were canceled and exchanged for all of the Company's outstanding common stock on the Effective Date. The following is a summary description of the Amended and Restated Credit Agreement ("Amended Agreement") issued on the Effective Date.

REVOLVING CREDIT COMMITMENT

The total Revolving Credit Commitment ("Revolving Loan") under the Amended Agreement is $77,200 which is inclusive of (i) any outstanding unpaid balance of prepetition revolving credit loans and post-petition debtor-in-possession financing, (ii) $22,185 transferred from the Preconfirmation term loan balance, and (iii) a $25,000 letter of credit subfacility. For a 30-day period beginning in May and December of each year, commitments under the Revolving Loan are reduced to $63 million and $68 million, respectively.

                                                                     (Continued)

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


The total outstanding Revolving Loan including letters of credit may not exceed a borrowing base determined by specified percentages of eligible accounts receivable and inventory as defined by the Amended Agreement. A commitment fee of 0.5% of the unused Revolving Loan is due each year. A letter of credit fee of 2.5% per annum of the daily stated amount of all letters of credit and facing fees of 1/4 of 1% per annum of the daily stated amount of all standby and trade letters of credit is payable quarterly in arrears. The Revolving Loan expires August 31, 1999.

At February 1, 1997, there was $13,000 outstanding under the Revolving Loan provisions and $6,825 issued under the trade and standby letters of credit provision of the Amended Agreement. The additional availability as calculated under the provisions of the Amended Agreement at February 1, 1997 was $33,145.

TERM LOAN COMMITMENT

The total Term Loan Commitment ("Term Loan") under the Amended Agreement is $55,000 which was reduced to $53,000 as a result of fiscal 1997 payments. The remaining balance is payable in installments of $5,000 on January 31, 1998; $4,000 on January 31, 1999; and $44,000 on August 31, 1999. At February 1, 1997,
$5,000 of the outstanding term loan balance has been excluded from current installments of long-term debt as this amount could be repaid using the Revolving Loan.

The Term Loan contains mandatory prepayment provisions which require that certain excess cash flows, proceeds from the sale of assets for disposition, other proceeds outside the ordinary course of business, and tax refunds as defined must be used to pay down the outstanding term loan balance in reverse order of maturity. Once repaid, Term Loans may not be reborrowed. The Term Loan Commitment expires August 31, 1999.

At February 1, 1997, there was $53,000 outstanding under the Term Loan provisions of the Amended Agreement.

Except in certain limited circumstances, the Revolving Loan and the Term Loan will bear interest at 150 basis points above the base rate which is defined as the higher of (i) 1/2 of 1% in excess of the adjusted certificate of deposit rate, (ii) the prime lending rate, and (iii) 1/2 of 1% in excess of the overnight federal funds rate. Interest is due in arrears on the last day of each month. The interest rate is subject to cumulative increases in the event the Company (i) does not achieve certain earnings before interest taxes and depreciation (EBITDA) targets or (ii) fails to make annual principal payments, other than regularly scheduled term loan amortization payments, of at least $5,000. In addition, default interest is payable at the base rate plus 2%. On January 29, 1997, the Company entered into a rate protection agreement which limits the base interest rate payable on the first $45 million outstanding term loan principal to 9.5% through July 28, 1998.

Borrowings under the Amended Agreement are secured by a lien against all assets of the Company and subsidiaries. The Amended Agreement contains certain financial and nonfinancial covenants. As of February 1, 1997, the Company was in compliance with such covenants.



                                                                     (Continued)

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


Prior to its amendment and restatement pursuant to the Plan, the Credit Agreement had a revolving credit facility (the "Facility") which provided for availability of $65 million until October 31, 1998. The term loan was originally repayable in quarterly installments of $7,148 in 1997, $6,291 in 1998, and $6,004 in 1999. The entire amount outstanding under the Credit Agreement was to mature on October 31, 1998. Advances under the Facility were not to exceed a borrowing base determined by specific percentages of eligible accounts receivable and inventories (each as defined in the Credit Agreement). A commitment fee of 0.5% per annum was required on all unused amounts under the Facility. The Company had a rate protection agreement which limited the base interest rate payable on the first $25 million outstanding term loan principal to 7.5% through December 21, 1995. At February 2, 1996, amounts totaling approximately $240,058 were classified as current due to defaults under the Credit Agreement.

Borrowings under the Credit Agreement, at the Company's option, were either base rate loans or LIBOR (London Interbank Offered Rate) based loans. Base rate loans accrued interest at the lenders' prime rate (8.25% at February 2, 1996) of interest plus 1.5%. LIBOR-based loans accrued interest at the LIBOR rate of 5.375% at February 2, 1996 plus 2.75%.

Borrowings under the Credit Agreement were secured by a pledge of all assets owned by the Company and a security interest in all the Company's tangible and intangible assets.

Interest on the Notes was payable semiannually on each June 15 and December 15, commencing December 15, 1992. Prior to the conversion of the Notes to equity interests pursuant to the Plan, approximately $33,757 of the Notes were held by related parties at February 2, 1996 and are included in related party liabilities on the accompanying consolidated balance sheets.

(7)  Income Taxes
     ------------

     Components of income tax benefit (expense) consist of:

                       Post-confirmation              Preconfirmation
                       -----------------              ---------------
                            10-week        42-week
                         period ended    period ended         Years ended
                          February 1,    November 22     February 2, January 27,
                             1997          1996            1996        1995
                             ----          ----            ----        ----

Current:
   Federal                 $    4         3,113           10,302      (4,751)
   State                        1         1,191            1,369      (1,106)
Deferred                    1,395        (8,522)          15,486         204

                           $1,400        (4,218)          27,157      (5,653)


                                                                     (Continued)

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


Income tax benefit (expense) for the 10-week period ended February 1, 1997, the 42-week period ended November 22, 1996, and the years ended February 2, 1996 and January 27, 1995 amounted to $1,400, $(4,218), $27,157, and $(5,653), an effective rate of 33.7%, 253.0%, 35.3%, and 42.9%, respectively, which differs from the "expected" income tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to income (loss) before income taxes and extraordinary item) as follows:



                                                     Post-confirmation              Preconfirmation
                                                     -----------------              ---------------
                                                          10-week        42-week
                                                       period ended    period ended         Years ended
                                                        February 1,    November 22     February 2, January 27,
                                                           1997          1996            1996        1995
                                                           ----          ----            ----        ----

Computed "expected" income tax benefit (expense)          $ 1,455        (583)          26,881      (4,610)
State and local taxes, net of Federal
     income tax benefit                                       175         (45)           2,090        (695)
Amortization of intangible assets                             -           -             (1,632)        (64)
Nondeductible expenses relating to reorganization            (216)       (744)             -           -
Provision for resolution of tax audits and adjustments
    to refund receivable                                      -        (2,727)             -           -
Other, net                                                    (14)       (119)           (182)        (284)
                                                              ---        ----            ----         ----

                                                          $ 1,400      (4,218)         27,157       (5,653)
                                                          =======      ======          ======       ======



The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 1, 1997 and February 2, 1996 are presented below:



                                                                   Post-confirmation   Preconfirmation
                                                                       February 1,         February 2,
                                                                          1997                1996
                                                                          ----                ----

Deferred tax assets:
  Nondeductible accruals                                             $   3,387               9,036
  Restructuring related reserves and write-downs
     of inventory, receivables, and property, plant,
     and equipment                                                         -                 9,049
  Inventory write-downs                                                  1,349                 718
  Accounts receivable reserves and allowances                              173                 291
  State taxes                                                              -                   749
  Other                                                                    -                   369
                                                                         -----                 ---
      Deferred tax assets                                                4,909              20,212
                                                                         -----              ------

Deferred tax liabilities:
  Tax attribute reductions of inventory, receivables,
      and property, plant, and equipment                               (21,090)                -
  Plant and equipment                                                      -                (7,204)
  State taxes                                                             (579)                -
  Other                                                                   (414)                -
                                                                          ----
    Deferred tax liabilities                                           (22,083)             (7,204)
                                                                       -------              ------

       Net deferred tax (liability) asset                            $ (17,174)             13,008
                                                                     =========              ======



                                                                     (Continued)

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


(8)   Related Party Transactions
      --------------------------

      During the period ended November 22, 1996 and the years ended February 2, 1996 and January 27, 1995, the Company engaged in transactions with related parties, including (income) expenses incurred on behalf of the former Parent company of approximately $(299), $325, and $2,390, respectively, with a balance receivable of $604 at February 2, 1996 which was settled prior to February 1, 1997.

      The Company also licensed certain trademarks from an affiliate under terms and conditions consistent within the industry. Royalties paid to the affiliate totaled $175 in fiscal 1995. No royalty payments have been made since fiscal 1995.

      Prior to November 22, 1996, long-term debt to related parties consisted of notes held by parties which were stockholders, or their affiliates, of the former Parent. After November 22, 1996, long-term debt due to related parties consists of borrowings under the Amended Agreement held by a stockholder of the Company.

      In accordance with the Plan, the equity interests of the former Parent were canceled, extinguished, and annulled. Additionally, the Company entered into the Intercompany Compromise and Settlement Agreement as of the Effective Date which included a provision to terminate the license agreement.

(9)   Credit Concentrations
      ---------------------

      Most of the Company's sales are concentrated with national retailers. For the 10-week period ended February 1, 1997 and the 42-week period ended November 22, 1996, one customer individually accounted for 48% and 47%, respectively, of net sales. For the years ended February 2, 1996 and January 27, 1995, two customers accounted for 42% and 11% and 44% and 13% of net sales, respectively.

      At February 1, 1997 and February 2, 1996, the Company had $659 and $2,935, respectively, of trade accounts receivable due from customers that are believed to be moderate to high credit risks. These accounts have been factored under a nonrecourse non-notification factoring arrangement which reduces the credit risk to the Company subject to performance by the factor. Management anticipates the factor will be able to fulfill its obligations if required.


                                                                     (Continued)
                                      F20

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


(10) Fair Value of Financial Instruments
     -----------------------------------

      At February 1, 1997, the fair value of the Company's debt is equal to the carrying amount as it was subject to restructuring and is based upon market rates. At February 2, 1996, the fair value of the Company's long-term debt is estimated based on the most recent trading prices offered for the Company's debt. The carrying amounts and estimated fair values of the Company's long-term debt are as follows:

                                                         Preconfirmation
                                                         February 2, 1996
                                                         ----------------
                                                         Carrying    Fair
                                                         amount      value
                                                         ------      -----
Long-term debt:
   Revolving credit facility                           $ (37,000)  (37,000)
   Term loans                                            (77,771)  (72,716)
   Senior subordinated notes                            (124,573)  (56,250)
   Other long-term borrowings                               (714)     (714)

      The carrying value of all other financial instruments in the consolidated balance sheets approximates fair value.

(11)  Commitments and Other Matters
      ----------------------------

      The Company leases certain equipment and warehousing facilities under operating leases expiring at various dates through 2010. Total rent expense under these leases amounted to approximately $790, $3,881, $3,414, and $3,798, for the 10-week period ended February 1, 1997, the 42-week period ended November 22, 1996, and the years ended February 2, 1996 and January 27, 1995, respectively. In addition, the Company is responsible for payment of applicable real estate taxes, insurance, and maintenance expenses.

      At February 1, 1997, future minimum annual rentals under these leases are as follows:

             Fiscal years ending in:
             -----------------------
                   1998                                  $ 3,293
                   1999                                    2,716
                   2000                                    2,114
                   2001                                    1,373
                   2002                                      902
                   Thereafter                                731
                                                             ---

                                                         $11,129
                                                         =======


      The Company has royalty agreements for certain licensed products. The total royalty expense under these agreements amounted to approximately $92, $479, $2,541, and $2,644 the 10-week period ended February 1, 1997, for the 42-week period ended November 22, 1996, and the years ended February 2, 1996 and January 27, 1995, respectively. At February 1, 1997, the future minimum royalty expense for the fiscal year ending in 1998 is approximately $557.

                                                                     (Continued)

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


(12) Employee Benefit Plans
     ----------------------

      In fiscal 1997, the Company adopted an incentive compensation plan under which certain employees may receive discretionary bonus awards from a bonus pool calculated based on achievement of specified targets established by the Board of Directors. Bonus amounts expensed for the 10-week period ended February 1, 1997 and the 42-week period ended November 22, 1996 were $560 and $1,740, respectively. Bonus amounts expensed under the provisions of the previous bonus plan were $1,310 for the year ended January 27, 1995. No bonuses were earned for the year ended February 2, 1996.

      On the Effective Date, the Company adopted the Stock Plan which permits the Company's Board of Directors to grant stock options to officers and key employees. The Stock Plan initially reserved 928,962 shares of authorized but unissued common stock. Total shares available for grant may be increased by the Board of Directors at their discretion. Stock options may be granted at an exercise price equal to or less than fair market value as stipulated in the applicable option agreement. Excluding a grant of 109,290 options to certain outside consultants, 50% of the total options available vest over three years and one-third of these options vest and become fully exercisable when granted and on the subsequent first and second anniversaries from the date of grant. The remaining 50% of the options available are performance based and vest in equal amounts based upon the achievement of certain performance targets for each of the next three years.

      During the 10-week period ended February 1, 1997, 899,514 options were granted at $6 per share; of the 899,514 options outstanding, 240,994 were vested and exercisable at February 1, 1997. The weighted-average contractual life of options outstanding at February 1, 1997 is nine years. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under this plan consistent with SFAS 123, the effect on the Company's net income and income per share would not be material, based upon the following assumptions related to the options: risk-free interest rate of 6.2%, no dividend yield, and three-year expected lives.

      The Company maintains a medical benefits plan and trust which covers substantially all employees of the Company. The plan is funded currently by contributions from the Company and employees based on anticipated claim costs and administrative expenses. Company contributions to the plan were $1,250, $5,604, $8,585, and $9,544 for the 10-week period ended February 1, 1997, the 42-week period ended November 22, 1996, and the years ended February 2, 1996 and January 27, 1995, respectively. Net assets available for plan benefits held in trust were $1,037 at February 1, 1997 and $605 at February 2, 1996.

      The Company sponsors a defined contribution retirement plan for its employees. Company contributions are based upon a percentage of the employees' contributions. Contributions and administrative expenses incurred by the Company on behalf of the plan totaled approximately $53, $319, $456, and $473 for the 10-week period ended February 1, 1997, the 42-week period ended November 22, 1996, and the years ended February 2, 1996 and January 27, 1995, respectively.


                                                                     (Continued)

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


(13) Restructuring
     -------------

      In the third quarter of fiscal 1996, in response to operating losses resulting from decreasing sales as well as high manufacturing and distribution costs, the Company initiated a restructuring to improve operating performance and reduce costs. In connection with this restructuring, the Company recorded charges totaling $51,591 ($33,379 after related income tax benefits), of which $14,153 ($9,157 net of income tax benefits), and $37,438 ($24,222 after related income tax benefits) were charged to operating expenses in the third and fourth quarters of fiscal 1996, respectively. Such charges related to (i) the closing and consolidation of certain manufacturing and distribution facilities; (ii) the write-down of certain equipment associated with closed facilities to net realizable value; (iii) the write-off and establishment of reserves to reduce inventory and accounts receivable to estimated net realizable value for amounts associated with customers, product lines, and specific products that the Company elected to discontinue manufacturing and distributing; (iv) severance and other costs associated with plant closures and overhead reductions resulting from a total domestic work force reduction in fiscal 1996 and fiscal 1997 of approximately three thousand employees, of which approximately one thousand one hundred and one thousand nine hundred had occurred during fiscal 1996 and fiscal 1997, respectively; and (v) the write-off of certain impaired intangible assets, principally deferred debt expenses of $2,672 and goodwill of $2,395.

      As of February 1, 1997 and February 2, 1996, assets held for disposition consist of the following:



                                                   Post-confirmation       Preconfirmation
                                                     February 1,              February 2,
                                                        1997                      1996
                                                        ----                      ----
Trade accounts receivable, net of estimated reserve
   of $2,176 at February 2, 1996                      $   -                     3,824
Property, plant, and equipment, net of estimated
   reserve of $ $4,228 at February 2, 1996               169                    1,800
Inventory, net of obsolescence reserve of
   $17,452 and allocated LIFO reserve of $1,033
   at February 2, 1996                                 3,586                   11,515
               -- ----                                 -----                   ------

                                                      $3,755                   17,139
                                                      ======                   ======


      The reserves reflect management's estimates of the recoverability of the related assets.


                                                                     (Continued)

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       (In thousands, except share data)


(14) Quarterly Financial Data (Unaudited)
     ------------------------------------



                                                                   Preconfirmation                         Post-confirmation
                                                                   ---------------                         -----------------
                                                                                                         Fourth quarter - 1997
                                                                                                         ---------------------
                                                                                     Fourth      3 weeks ended        10 weeks ended
                                                First       Second      Third       quarter -      November 22,          February 1,
                                               quarter      quarter     quarter       1996            1996                  1997
                                               -------      -------     -------       ----            ----                  ----

Year ended 1997:
  Net sales                                    $97,619      78,883       98,624                      22,477                42,708
  Gross profit                                  12,691      11,707       13,367                       4,295                 4,487
  Recovery of provision for asset write-
    downs and restructuring                        -        (2,964)         -                           -                     -
  Loss from continuing operations before
    extraordinary items                            -           -            -                          (592)                  -
  Extraordinary items                              -           -            -                        67,924                   -
  Net income (loss)                             (1,298)        641       (1,303)                     67,332                (2,757)
                                                ======         ===       ======                      ======                ======

Net loss per common share(1)                                                                                                $(.28)
                         ==                                                                                                 =====


Year ended 1996:
  Net sales                                    $93,661     101,688      111,521      91,949
  Gross profit                                  16,856      13,664       12,227       2,135
  Provision for asset write-downs and
              restructuring                        -           -        (14,153)    (37,438)
  Net income (loss)                                110      (1,907)     (11,840)    (36,007)
                                                   ===      ======      =======     =======

(1)   Net income (loss) and per share amounts for periods  prior to November 22, 1996 have not been  presented  because they are not meaningful due to the  implementation of Fresh-Start  Reporting and the substantial change in the number of shares outstanding subsequent to the consummation of the Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:

         NAME              Age         Present Position With the Company

Walter J. Branson          35          Director
Peter C. Cheston           38          Acting Chief Operating Officer
Marvin B. Crow             65          Director
Francis Goldwyn            43          Director
Morton Handel              62          Director
Eric N. Hoyle              50          Senior Vice President-Finance and Administration,
                                       Secretary, Chief Financial Officer
David H. Jones             54          Executive Vice President-Sales
R. Dean Riggs              45          Executive Vice President-Manufacturing
Jim D. Waller              56          Chairman of the Board, Chief Executive Officer,
                                       President, Director
David N. Weinstein         38          Director
James A. Williams          54          Director


        Walter J. Branson was elected as a member of the post-reorganization Board of Directors. Mr. Branson is currently Senior Vice President of Development of the Big Party Corp. He joined the retailing firm as Vice President of Development in 1996. From 1993 to 1996, Mr. Branson was the Chief Financial Officer for CWT Specialty Stores. From 1989 to 1992, Mr. Branson was employed by Executive Life Insurance as an Investment Manager.

        Peter C. Cheston joined the Company in November 1995, temporarily, as Acting Chief Operating Officer. Mr. Cheston is a Managing Director at Alvarez & Marsal, Inc. a turnaround management firm, with whom he has been employed since 1985. It is anticipated that he will resign from his position with the Company at such time as determined by the Board of Directors.

        Marvin Crow was elected as a member of the post-reorganization Board of Directors. At present, Mr. Crow serves on the Board of Directors of Dyersberg Corporation, National Spinning Company, The Bibb Company and Ameritex Yarn Corporation and works as a consultant for National Spinning Company, Texfi Industries, Inc., Fortsmann & Company, Inc. and Charles Craft. Mr. Crow is also actively involved with KBO Enterprises, Inc. Established by his family in 1989, KBO Enterprises is involved in video rental, fitness, and TCBY Yogurt stores in the Carolinas.

        Francis Goldwyn was elected as a member of the post-reorganization Board of Directors. Since 1993 Mr. Goldwyn has been a principal of Chapman Management Inc., a provider of strategic operating and financial consulting services. From 1991 to 1992, Mr. Goldwyn served as an Executive Vice President with the Gitano Group, Inc.

        Morton Handel was elected as a member of the post-reorganization Board of Directors. Presently, Mr. Handel is a director of CompUSA, Chairman of the Board of Concurrent Computer Corporation and President of S&H Consulting Ltd. Mr. Handel has served as a director of Concurrent Computer Corporation since 1991. S&H Consulting Ltd. provides strategic operating and financial consulting services. Mr. Handel served as a member of the Management Committee of Remington Products Company, a consumer products manufacturer, from 1992 to 1996.

         Eric N. Hoyle joined the Company in January 1994 as Senior Vice President--Finance and Administration and Chief Financial Officer. Mr. Hoyle was previously employed by Bali Company, a manufacturer and marketer of Intimate Apparel from 1980 to 1994, most recently as Chief Financial Officer and Vice President Finance and Administration. Mr. Hoyle is a Certified Public Accountant.

         David H. Jones joined the Company in January 1997 as Executive Vice President-Sales. Prior to joining Ithaca, Mr. Jones was with Gerber Childrenswear, Inc. where he served as President and CEO from 1994 to 1996 and as Vice President-Sales from 1991 to 1994. Mr. Jones has over 25 years experience in the apparel business.

         R. Dean Riggs joined the Company in August 1996 as Executive Vice President-Manufacturing. Mr. Riggs was previously employed by Sara Lee Knit Products from 1974 to 1996. At Sara Lee Knit Products, his most recent assignments included Vice President-Operations Planning and Vice
President-Manufacturing & Operations in the Casual Wear Division.

        Jim D. Waller has served as Chief Executive Officer since April 1991. Mr. Waller joined Anderson Hosiery as Vice President--Marketing in 1968 and became Vice President--Marketing of Ithaca upon its acquisition of Anderson Hosiery from Collins and Aikman in 1982. Mr. Waller was elected a director in January 1985, President in June 1987 and Chairman of the Board in March 1995. Mr. Waller has served as President and as director of Ithaca Holdings Inc. between January 1992 and December 1996 and as Chairman between March 1995 and December 1996.

        David N. Weinstein was elected as a member of the post-reorganization Board of Directors. Mr. Weinstein is a Managing Director in the High Yield Department at BancBoston Securities, Inc. Mr. Weinstein was Head of the High Yield Capital Market Group at Chase Securities, Inc. and a Managing Director of the firm from 1993 to 1996. From 1990 through 1993, Mr. Weinstein served in various roles at Lehman Brothers/Smith Barney Shearson including as Head of the Capital Markets Group in the High Yield Department at Lehman Brothers and as Director of the High Yield/Private Finance Group at Smith Barney Shearson.

        James A. Williams was elected as a member of the post-reorganization Board of Directors. Mr. Williams also serves on the Board of Directors of The Bibb Company. He is the President and Chief Executive Officer of Great American Knitting Mills and has served in that capacity since 1991. Mr. Williams joined Great American Mills as Senior Vice President of Sales and Marketing in 1985. From 1970 through 1985, Mr. Williams was employed by Adams-Mill Hosiery Company, first as a Sales Manager and later as Senior Vice President-Sales & Marketing.

        Pursuant to the Plan of Reorganization, the Board consists of seven (7) directors, one of whom is Jim D. Waller. The term of office of each director will expire at the first annual meeting of stockholders of the Company next following the Company's fiscal year ending January 31, 1998. Directors of the Company hold office until their successors are elected and qualified, or until their earlier resignation or removal. Each executive officer is appointed by the Board for a term specified by the Board, or until his or her earlier resignation or removal.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board has established an Audit Committee and a Compensation and Stock Option Committee.

        The "Audit Committee" is responsible for meeting with representatives of the Company's independent certified public accountants and financial management to review accounting, internal control, auditing and financial reporting matters and is responsible, among other things, for maintaining liaison with and exercising supervision over the actions of said accountants in whatever manner and to whatever extent deemed, at its discretion, necessary, proper and in the best interest of the Company and its stockholders. The Audit Committee consists of Messrs. Crow, Goldwyn and Handel, three Directors who are not and never have been employees of the Company.

        The "Compensation and Stock Option Committee" is responsible for reviewing and approving officer and executive salaries and for reviewing and recommending for approval by the Board executive and key employee compensation plans, including incentive compensation and other benefits and consists of Messrs. Branson, Weinstein and Williams, all of whom are not and never have been employees of the Company.

DIRECTOR COMPENSATION

        Other than $21,909 paid to F. Richard Redden, a director of the Company until December 16, 1996, non-employee Directors received no remuneration for serving on the Board of Directors during the 42 week period ended November 22, 1996. Currently, non-employee Directors of the Company (Messrs. Branson, Crow, Goldwyn, Handel, Weinstein and Williams) are paid retainer fees of $20,000 per year. Each non-employee Director also receives a fee of $1,500 for each day of Board or committee meetings attended. The Company and its subsidiaries do not pay fees to Directors who are employees of the Company or its subsidiaries.


ITEM 11.  EXECUTIVE COMPENSATION

               The following table sets forth a summary of compensation for services rendered in all capacities for the three fiscal years ended February 1, 1997 for the Chief Executive Officer, the three other most highly compensated executive officers of the Company and two executives for whom disclosure would be required but for the fact that they were not employed by the Company at the end of the last completed fiscal year.

                                  SUMMARY COMPENSATION TABLE(1)

                                            Annual Compensation          Long-Term Compensation Awards
                                            -------------------          -----------------------------
                                                                            Number of
                                                                            Securities
                                                                            Underlying       All Other
                                                                             Options       Compensation
       Name and Position           Year          Salary         Bonus            (2)            (3)
       -----------------           ----          ------         -----           -----        ---------
J.D. Waller                        1997         $490,988      $422,005        273,224           $1,219
  Chairman, President and Chief    1996         $490,984            -0-            -0-           1,219
  Executive Officer                1995          480,413       316,130             -0-           1,079

N.J. Wehrmann(4)                   1997          206,583            -0-            -0-           1,219
  Executive Vice President -       1996          206,583            -0-            -0-           1,219
  Manufacturing                    1995          202,194        88,060             -0-           1,092

G.P. Felten(5)                     1997          123,384            -0-            -0-             660
  Senior Vice President -          1996          217,000            -0-            -0-           1,219
  Sales & Marketing                1995          214,000        88,514             -0-           1,651

E.N. Hoyle                         1997          190,500       109,538         65,000            1,219
  Senior Vice President -          1996          190,000            -0-            -0-           1,544
  Finance and Administration,      1995          180,847        82,032             -0-              64
  Chief Financial Officer

R. Dean Riggs(6)                   1997           80,641        46,369         75,000               -0-
  Executive Vice President -       1996               -0-           -0-            -0-              -0-
  Manufacturing                    1995               -0-           -0-            -0-              -0-

David H. Jones(7)                  1997            8,267            -0-        70,000               -0-
  Executive Vice President -       1996               -0-           -0-            -0-              -0-
  Sales                            1995               -0-           -0-            -0-              -0-

--------------------

(1) As the Company had only three executive officers (other than the Chief Executive Officer), only such three executive officers are included in this table and the other tables in "Executive Compensation." Mr. Peter C. Cheston, Acting Chief Operating Office of the Company, receives no salary directly from the Company. Mr. Cheston receives remuneration from Alvarez & Marsal, Inc., with whom he is employed. See "Consulting Arrangements."

(2) Represents options to purchase shares of common stock of the Company pursuant to the Company's LTIP.

(3) The amounts reported in this column represent the Company's matching contributions for the account of the named executive officers pursuant to the Company's Employee Retirement Savings Plan (the "401(k) Plan").

(4) Mr. Wehrmann's employment with the Company terminated in August, 1996. He has since been replaced by R. Dean Riggs.

(5) Mr. Felten's employment with the Company terminated in August, 1996. He has since been replaced by David H. Jones.

(6) Mr. Riggs joined the Company in August, 1996. The compensation reported for him in respect of fiscal 1997 reflects compensation for services rendered for a portion of the 1997 fiscal year.

(7) Mr. Jones joined the Company in January, 1997. The compensation reported for him in respect of fiscal 1997 reflects compensation for services rendered for a portion of the 1997 fiscal year.



                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR /1/


                                         % of Total
                       Number of         Options/SARs                                   Potential Realizable Value at Assumed
                       Securities        Granted to       Exercise or                   Annual Rates of Stock Price Appreciation
                       Underlying        Employees in     Base Price      Expiration    for Option Term
Name                   Options Granted   Fiscal Year      ($/Sh)          Date               (5%) ($)           (10%) ($)
---------------------- ----------------  ---------------- --------------  ------------  ------------------------------------------
J.D. Waller                    273,224             34.58%         $6.00     1/23/07           $1,030,874          $2,612,692

E.N. Hoyle                      65,000              8.23%         $6.00     1/23/07             $245,245            $621,560

R.D. Riggs                      75,000              9.49%         $6.00     1/23/07             $282,975            $717,184

D.H. Jones                      70,000              8.86%         $6.00     1/23/07             $264,110            $669,372

All Employees as a             790,224            100.00%         $6.00     1/23/07           $2,981,515          $7,556,481
group



/1/ All options granted in fiscal 1997 are exercisable at a strike price of $6.00 which the Company's Board of Directors determined to be approximately equal to the fair market value of the Common Stock at the time of grant. Approximately 16.67% of the options awarded will vest at the end of each of fiscal 1997, fiscal 1998 and fiscal 1999. Up to an additional 16.67% of the options will vest approximately 45 days after the end of each of fiscal 1997, fiscal 1998 and fiscal 1999, with the number of options vesting linked to the achievement of certain performance goals related to EBITDA, subject to the discretion of the Compensation and Stock Option Committee in accordance to the terms of the LTIP. Assuming the officers' continued employment with the Company, the options will expire on the tenth anniversary of the date of grant.

EMPLOYMENT AND CONSULTING AGREEMENTS

        The Company entered into an employment agreement with Jim D. Waller in February 1997 (the "Employment Agreement"). The Employment Agreement, which expires on December 31, 1999, calls for Mr. Waller to serve as the Company's Chief Executive Officer at an annual base salary of $490,000. Mr. Waller is eligible to participate in the Company's Cash Bonus Plan (as defined below) and the Company's LTIP.

        If Mr. Waller's employment is terminated during the term of the Employment Agreement, he will be entitled to receive his base salary until termination. If such termination is without cause (defined as gross negligence that is materially detrimental to the Company; wilful, material, continued and bad faith failure to perform and discharge his duties and responsibilities; or conviction of a felony involving personal dishonesty) or if Mr. Waller resigns for good reason (defined as either a failure to re-elect him as Chief Executive Officer, an assignment of duties significantly different from Chief Executive Officer, a material limitation of the powers of Chief Executive Officer, a reduction in base salary, relocation from Wilkesboro, North Carolina or a failure to obtain the assumption of the Employment Agreement by a successor), until the expiration of the Employment Agreement, Mr. Waller will be entitled to receive 65% of his base salary if his employment terminates during the fiscal year ending in the third year prior to the expiration date, 80% of his base salary if his employment terminates during the fiscal year ending in the second year prior to the expiration date and 100% of his base salary if his employment is terminated thereafter. In the case of Mr. Waller's death during the term of the Employment Agreement, his designee, estate, personal or legal representative, as the case may be, shall be entitled to receive his then current base salary until the earlier of one year or the date of expiration of the Employment Agreement. If Mr. Waller is mentally or physically incapacitated during the term of the Employment Agreement and is unable to perform his duties, he will be entitled to receive 50% of his base salary until the earlier of one year after his replacement or the expiration of the agreement.

        The Employment Agreement contains restrictions on disclosure by Mr. Waller of confidential information and restricts Mr. Waller's right to compete with the Company anywhere the Company does business during the term of his employment and for 24 months thereafter. As described above, the Employment Agreement is terminable upon the death of Mr. Waller, by the Company for cause (as defined above), upon disability or by Mr. Waller under certain circumstances. In addition, unless Mr. Waller's employment is terminated for cause (as defined above) by the Company, or Mr. Waller terminates his employment other than for good reason (as defined above), Mr. Waller is entitled to continue to participate in all group health, medical and employee benefits plans and programs to which he was previously entitled for the remaining term of the Employment Agreement.

        The Company has also entered into a one-year Management Agreement ("Management Agreement") with Alvarez & Marsal, Inc. pursuant to which Peter Cheston will serve as the Company's Acting Chief Operating Officer at a monthly fee of $35,000 (subject to downward adjustment upon the mutual agreement of Mr. Cheston and Ithaca, if Mr. Cheston devotes less than ninety percent of his time to the management of the Company). In addition, pursuant to the Management Agreement, Alvarez & Marsal, Inc. received an option to purchase 109,290 shares of the Company's capital stock as of February 1, 1997 and is eligible to participate in the Cash Bonus Plan (as defined below). The Management Agreement is terminable by Ithaca upon 30 days notice. The Management Agreement also provides for certain customary indemnifications by the Company of Alvarez and Marsal, Inc. and its directors, officers, agents and affiliates for actions arising out of Alvarez and Marsal, Inc.'s performance under the Management Agreement.

CASH BONUS PLAN

        Approximately 150 employees, as recommended by management, are eligible to participate in the Cash Bonus Plan (the "Cash Bonus Plan"). Under the provisions of the Cash Bonus Plan, 85% of the amount available for cash bonuses will be paid out if 85% of the target performance level is achieved and will be increased pro rata as actual performance meets or equals up to 115% of the Business Plan targets. In fiscal 1997, the maximum bonus of $2,280,739 was awarded by the Board of Directors at the recommendation of the Compensation and Stock Option Committee.

LONG-TERM STOCK INCENTIVE PLAN

        Ithaca has implemented the Ithaca Industries, Inc. 1996 Long-Term Stock Incentive Plan (previously defined as the "LTIP"), to be administered by the Compensation and Stock Option Committee comprised of two or more members of the Board each of whom is intended to be a "Director" (within the meaning of Rule 16b-3 promulgated under the Securities and Exchange Act of 1934, the "Exchange Act") and an "outside director" (within the meaning of the Internal Revenue Code of 1986, as amended (the "Code") Section 162 (m)) although, the mere fact that the Compensation and Stock Option Committee does not consist of non-employee Directors and outside directors will not invalidate any awards made by it. Any officer, other key employee or consultant to the Company or any of its subsidiaries who is not a member of the Compensation and Stock Option Committee is eligible to participate in the LTIP. The Compensation and Stock Option

Committee has the sole and complete authority to determine the participants to whom awards shall be granted ("Participant" or "Participants").

        The LTIP authorizes the grant of awards to Participants with respect to a maximum of 928,962 shares of the Company's Common Stock, which awards may be made in the form of (a) nonqualified stock options, (b) stock options intended to qualify as incentive stock options under Section 422 of the Code, (c) stock appreciation rights, (d) restricted stock and/or restricted stock units, (e) performance awards and (f) other stock based awards. In any calendar year, a Participant may not receive stock options or stock appreciation rights for more than 273,224 of the Company's shares. No more than 109,290 shares of Common Stock or the equivalent cash value thereof, may be paid to a Participant in connection with the settlement of any award(s) designated as a Performance Compensation Award (as defined below) in respect of a single performance period. Any Performance Compensation Award (as defined below) that is deferred shall not (between the date that the award is deferred and the payment date), increase (i) with respect to an award payable in cash, by a measuring factor for each fiscal year greater than a reasonable rate of interest set by the Compensation and Stock Option Committee or (ii) with respect to an award payable in shares of the Company, by an amount greater than the appreciation of a share of the Common Stock from the date such award is deferred to the payment date. If any award granted under the LTIP is forfeited, or if an award has expired, terminated or been cancelled for any reason whatsoever (other than by reason of exercise or vesting), then the shares of Common Stock covered by such award may be granted to another Participant pursuant to the terms of the LTIP, to the maximum extent permitted under Section 162(m) of the Code.

        Stock options intended to qualify as incentive stock options will be subject to terms, conditions and such rules as may be prescribed by Section 422 of the Code. Additionally, non-qualified and incentive stock options granted under the LTIP shall be subject to such terms, including exercise price and conditions and timing of exercise, as may be determined by the Compensation and Stock Option Committee and specified in the applicable award agreement. Payment in respect of the exercise of an option granted under the LTIP may be made (a) in cash, (b) its equivalent or if and to the extent permitted by the Compensation and Stock Option Committee and subject to such rules as may be established by the Compensation and Stock Option Committee, (c) by exchanging Common Stock owned by the optionee (which are not the subject of any pledge or other security interest and which have been owned by such optionee for at least 6 months), (d) through the delivery of irrevocable instructions to a broker to sell the Common Stock being acquired upon exercise of the option and to deliver promptly to the Company an amount equal to the aggregate exercise price or (e) by a combination of the foregoing, provided that the combined value of all cash, cash equivalents and the fair market value of shares of Common Stock so tendered to the Company (as of the date of such tender) is at least equal to the aggregate exercise price of the option.

        Stock appreciation rights granted under the LTIP may not be exercisable earlier than six months after the date of grant but shall otherwise be subject to such terms, including grant price and conditions and limitations applicable to exercise as may be determined by the Compensation and Stock Option Committee and specified in the applicable award agreement. Stock appreciation rights may be granted in tandem with another award, in addition to another award, or freestanding and unrelated to another award. A stock appreciation right shall entitle the Participant to receive an amount equal to the excess of the fair market value of a share of Common Stock over the grant price on the date of exercise thereof. The Compensation and Stock Option Committee shall determine whether a stock appreciation right shall be settled in cash, Common Stock or a combination of cash and Common Stock.

        Restricted stock and restricted stock units granted under the LTIP shall be subject to such terms and conditions as may be determined by the Compensation and Stock Option Committee in its sole discretion, including, without limitation, the duration of the period during which, and the conditions, if any, under which, the restricted stock and restricted stock units may be forfeited to the Company. Each restricted stock unit shall have a value equal to the fair market value of a share of Common Stock. Upon the lapse of the restrictions applicable thereto, or otherwise in accordance with the applicable award agreement, restricted stock units shall be paid in cash, shares of Common Stock, other securities or other property, as determined in the sole discretion of the Compensation and Stock Option Committee. Dividends paid on any shares of restricted stock may be paid directly to the participant, withheld by the Company subject to vesting of the restricted shares or may be reinvested in additional shares of restricted stock or in additional restricted stock units, as determined by the Compensation and Stock Option Committee in its sole discretion.

        Performance awards granted under the LTIP shall consist of a right denominated in cash or shares of Common Stock, payable at such time and in such form as the Compensation and Stock Option Committee shall determine, payable in amounts determined by the Compensation and Stock Option Committee, based upon the achievement of such performance goals during such performance periods as the Compensation and Stock Option Committee shall establish. Subject to the terms of the LTIP and any applicable award agreement, the Compensation and Stock Option Committee shall determine the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance award and the amount and kind of any payment or transfer to be made pursuant to any performance award. Performance awards may be paid in a lump sum or in installments following the close of the performance period or, in accordance with procedures established by the Compensation and Stock Option Committee, on a deferred basis.

        In addition to the foregoing types of awards, the Compensation and Stock Option Committee shall have the authority to grant to Participants an "Other Stock-Based Award", which shall consist of any right which is (a) not a stock option, stock appreciation right, restricted stock or restricted unit award or performance award, and (b) an award of shares of Common Stock or an award denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of Common Stock (including, without limitation, securities convertible into shares of Common Stock), as deemed by the Compensation and Stock Option Committee to be consistent with the purposes of the LTIP; provided that any such rights must comply, to the extent deemed desirable by the Compensation and Stock Option Committee, with Rule 16b-3 and applicable law. Subject to the terms of the LTIP and any applicable award agreement, the Compensation and Stock Option Committee shall determine the terms and conditions of any such other stock-based award, including the price, if any, at which securities may be purchased pursuant to any other stock-based award granted under the LTIP. In the sole and complete discretion of the Compensation and Stock Option Committee, an award, whether made as any other stock-based award or as any other type of award issuable under the LTIP, may provide the participant with dividends or dividend equivalents, payable in cash, shares of Common Stock, other securities or other property on a current or deferred basis.

        The Compensation and Stock Option Committee shall also have the discretion to designate any award as a "Performance Compensation Award." While awards in the form of stock options and stock appreciation rights are intended to qualify as "Performance-Based Compensation" under Section 162(m) of the Code, provided that the exercise price or the grant price, as the case may be, is established by the Compensation and Stock Option Committee to be equal to the fair market value per share of Common Stock as of the date of grant, this form of award enables the Compensation and Stock Option Committee to treat certain other awards under the LTIP as Performance Based Compensation and thus preserve deductibility by the Company for federal income tax purposes of such awards which are made to participants in the LTIP.

        Each Performance Compensation Award shall be payable only upon achievement over a specified performance period of a duration of at least one year of a pre-established objective performance goal established by the Compensation and Stock Option Committee for such period. The Compensation and Stock Option Committee may designate one or more performance criteria for purposes of establishing a performance goal with respect to Performance Compensation Awards made pursuant to the LTIP. The performance criteria that will be used to establish such performance goals shall be based on the attainment of specific levels of performance of the Company (or subsidiary, affiliate, division or operational unit of the Company) and shall be limited to the following: return on net assets, return on shareholders' equity, return on assets, return on capital, shareholder returns, profit margin, EBITDA, earnings per share, net earnings, operating earnings, price per share, sales or market share.

        With regard to a particular performance period, the Compensation and Stock Option Committee shall have the discretion, subject to the terms of the LTIP, to select the length of the performance period, the type(s) of Performance Compensation Award(s) to be issued, the performance goals that will be used to measure performance for the period and the performance formula that will be used to determine what portion, if any, of the Performance Compensation Award has been earned for the period. Such discretion shall be exercised by the Compensation and Stock Option Committee in writing no later than 90 days after the commencement of the period. Performance for the period shall be measured and certified by the Compensation and Stock Option Committee upon the period's close. In determining entitlement to payment in respect of a Performance Compensation Award, the Compensation and Stock Option Committee may through use of negative discretion reduce or eliminate such award, provided such discretion is permitted under Section 162(m) of the Code. The Compensation and Stock Option Committee may not use negative discretion with respect to any option or stock appreciation right other than an option or stock appreciation right that is intended to be a Performance Compensation Award.

        In the event that the Compensation and Stock Option Committee determines that any corporate transaction or event affects the shares of Common Stock awarded pursuant to the LTIP, such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the LTIP, then the Compensation and Stock Option Committee shall, in such manner as it may deem equitable, adjust any or all of
(a) the number of shares or other securities of the Company (or number and kind of other securities or property) with respect to which awards may be granted,
(b) the number of shares of Common Stock or other securities of the Company (or number and kind of other securities or property) subject to outstanding awards and (c) the grant or exercise price with respect to any award or (d) if deemed appropriate, make provision for a cash payment to the holder of an outstanding award in consideration for the cancellation of such award; provided, in each case that no such adjustment shall be authorized to the extent such authority would cause an award designated by the Compensation and Stock Option Committee as a Performance Compensation Award or an option or stock appreciation right with an exercise price or grant price (as applicable) equal to the fair market value of a share of Common Stock to fail to qualify as Performance Based Compensation.

        In the event of a Change of Control of the Company (as defined in the LTIP), any outstanding awards which are unexerciseable or otherwise unvested shall automatically be deemed exercisable or otherwise vested as of immediately prior to the Change of Control.

        Each award and each right under any award, shall be exercisable only by the Participant during the Participant's lifetime or if permissible under applicable law, by the Participant's guardian or legal representative. No award may be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a Participant other than by will or by the laws of descent and distribution and any such purported assignment, alienation, pledge, attachment, sale, transfer or encumbrance shall be void and unenforceable against the Company or any affiliate; provided that the designation of a beneficiary shall not constitute an assignment, alienation, pledge, attachment, sale, transfer or encumbrance.

        The Board of Directors may amend, alter, suspend, discontinue, or terminate the LTIP or any portion thereof at any time; provided that no such amendment, alteration, suspension, discontinuation or termination shall be made without shareholder approval if such approval is necessary to comply with any tax or regulatory requirement, including for these purposes any approval requirement which is a prerequisite for exemptive relief from Section 16(b) of the Exchange Act or Code Section 162(m) (provided that the Company is subject to the requirements of Section 16 of the Exchange Act or Code Section 162(m), as the case may be, as of the date of such action).

        As of January 24, 1997, options representing 899,514 shares were awarded to 40 individuals and Alvarez & Marsal, Inc. Options representing 504,402 shares were awarded as nonqualified stock options, of which 240,994 vested as of February 1, 1997. Options representing 395,112 shares were awarded as Performance Compensation Awards, of which 131,704 vested as of April 15, 1997.

        In addition, the Company presently (i) maintains a medical and dental benefits plan (the "Medical Plan") which covers substantially all employees and
(ii) sponsors a qualified defined contribution retirement plan for its employees under section 401(k) of the Internal Revenue Code of 1986 (the "Retirement Plan"). The Medical Plan is funded currently by contributions from the Company and employees based on anticipated claim costs. Company contributions to the Retirement Plan are based upon a percentage of the employees' contributions.

COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND
INSIDER PARTICIPATION IN COMPENSATION DECISIONS

        During the Company's last fiscal year there were no Compensation and Stock Option Committee Interlocks.

CONSULTING ARRANGEMENTS

        In connection with consulting services provided by Mr. Redden, a former Director of the Company who resigned on December 16, 1997, Osnos and Company, of which Mr. Redden was President, billed the Company $8,313 for services rendered in fiscal year 1996 and $21,258 for services rendered through February 1, 1997. The Company does not anticipate working with Osnos and Company in the future.

        Alvarez and Marsal, Inc., of which Mr. Cheston is a managing director, is providing turnaround management and financial restructuring advisory services to the Company. The Company was billed $337,847 in fiscal 1996 and $1,210,796 for the 52-week period ended February 1, 1997. In addition, an Option to purchase 109,290 shares at $6.00 per share was granted to Alvarez & Marsal, Inc., the Company's financial and business advisor, as of January 24, 1997 and was exercisable as of February 1, 1997. As of the date of this report, Alvarez & Marsal, Inc. has not exercised any portion of its option.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the number of shares of Common Stock of the Company beneficially owned, as of April 3, 1997, by certain executive officers and by each person known by the Company to beneficially own more than 5% of the Company's Common Stock.


Name and                                                    Number
Address of Owners                                           of Shares        Percentage
-----------------                                           ---------        ----------
Northwestern Mutual Life Insurance Company                2,536,000 /1/       25.4%
720 East Wisconsin Avenue
Milwaukee, Wisconsin 53202

Merrill Lynch, Pierce, Fenner & Smith Incorporated        1,252,080           12.5%
250 Vesey Street
New York, NY  10281

Jim D. Waller/2/                                             91,075              *
Ithaca Industries, Inc.
Highway 268 West
P.O. Box 620
Wilkesboro, North Carolina 28697

Eric N. Hoyle/2/                                             21,667              *
Ithaca Industries, Inc.
Highway 268 West
P.O. Box 620
Wilkesboro, North Carolina 28697

R.D. Riggs/2/                                                25,000              *
Ithaca Industries, Inc.
Highway 268 West
P.O. Box 620
Wilkesboro, North Carolina 28697

D.H. Jones/2/                                                23,334              *
Ithaca Industries, Inc.
Highway 268 West
P.O. Box 620
Wilkesboro, North Carolina 28697

All Executive Officers as a group/2/                        283,408            2.6%

-------------------------
*    Less than 1%.

/1/ Of The Northwestern Mutual Life Insurance Company's holdings of 2,536,000 shares of Common Stock, 120,000 shares are held pursuant to shared voting and investment power with The Northwestern Mutual Life Insurance Company Group Annuity Separate Account, an affiliate and 136,000 shares are held pursuant to shared voting and investment power with Northwestern Mutual Series Fund, Inc., a wholly-owned subsidiary.

2 The named executive officers have been awarded options to purchase the shares indicated as of January 24, 1997, pursuant to the LTIP. Options awarded under the LTIP that are not vested or that do not vest within 60 days from the date of this report are not included. In each case, the options to purchase half of the number of the shares indicated vested as of February 1, 1997 while the remaining half of the number of shares indicated vested as of April 15, 1997.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the Company's last fiscal year there were no reportable transactions or relationships.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Financial Statement, Financial Statement Schedules and Exhibits

        1.  FINANCIAL STATEMENTS

            A. Consolidated Balance Sheet as of February 1, 1997 and February 2, 1996.

            B. Consolidated Statements of Operations for the 10-Week Period ended February 1, 1997, the 42-Week Period ended November 22, 1996 and for the years ended February 2, 1996 and January 27, 1995.

            C. Consolidated Statements of Stockholders' Equity (Deficit) for the 10-Week Period ended February 1, 1997, the 42-Week Period ended November 22, 1996 and for the years ended February 2, 1996 and January 27, 1995.

            D. Consolidated Statements of Cash Flows for the 10-Week Period ended February 1, 1997, the 42-Week Period ended November 22, 1996, and for the years ended February 2, 1996 and January 27, 1995.

            E.    Notes to the Consolidated Financial Statements.

        2.  FINANCIAL STATEMENT SCHEDULE

                                                                                              Page
                                                                                              ----
            Schedule II    Valuation and Qualifying Accounts--years ended
                           February 1, 1997, February 2, 1996 and January 27, 1995.              S-1

        3.  EXHIBITS

            All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

EXHIBIT NO.       DESCRIPTION OF EXHIBITS

     2.1 Plan of Reorganization, dated August 29, 1996 (incorporated by reference to Exhibit A of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

     2.2 Modification of the Plan of Reorganization (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1, dated March 17, 1997).

     2.3 Second Modification of the Plan of Reorganization (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-1, dated March 17, 1997).

     3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, dated March 17,
                  1997).

     3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit F of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

     4 Registration Rights Agreement, between the Company and various stockholders (incorporated by reference to Exhibit H of Exhibit 2.1 to the Company's Form 8-K, dated September 3,
                  1996).

     10.1 Credit Agreement among the Company, various banks, Canadian Imperial Bank of Commerce as co-agent and Bankers Trust Company as agent, originally dated as of December 1, 1992 and amended and restated as of December 16, 1996 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, dated March 17, 1997, Exhibit P of which is incorporated by reference to Exhibit 99.1 to the Company's Form 10-K, dated May 17, 1996 and Exhibit Q of which is included in item 2.1).

     10.2 Ithaca Industries 1996 Long Term Stock Incentive Plan (incorporated by reference to Exhibit I of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

     10.3 Management Agreement between the Company and Alvarez and Marsal, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, dated March 17,
                  1997).

     10.4 Employment Agreement of Jim D. Waller (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, dated March 17, 1997).

     21 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Registration Statement on Form S-1, dated March 17, 1997).

     23           Consent of KPMG Peat Marwick LLP.

     24 Power of Attorney (included in the signature page of this report).

     27           Financial Data Schedule for the 10-week period ended
                  February 1, 1997.

(b)     Reports on Form 8-K:

        No reports on Form 8-K have been filed by the Registrant during the last quarter of the fiscal year ended February 1, 1997.

        As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished to security holders. Copies of all proxy materials will be sent to the Commission in compliance with its rules.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Wilkesboro, North Carolina, on this 2nd day of May, 1997.

                                        ITHACA INDUSTRIES, INC.


                                        By:  /s/ Eric Hoyle
                                           -------------------------------
                                           Eric N. Hoyle
                                           (Secretary, Chief Financial and
                                           Accounting Officer)


        We, the undersigned officers and directors of Ithaca Industries, Inc., hereby severally constitute Jim D. Waller, and Eric N. Hoyle, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all reports, with all exhibits thereto and any and all documents in connection therewith, and generally do all such things in our name and on our behalf in such capacities to enable Ithaca Industries, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such amendments.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                 Signature                  Title                          Date
                 ---------                  -----                          ----

             /s/ Jim D. Waller              Chairman, Chief                May 2, 1997
             -----------------              Executive Officer,
               Jim D. Waller                President and Director


           /s/ Walter J. Branson            Director                       May 1, 1997
          -----------------------
             Walter J. Branson


            /s/ Marvin B. Crow              Director                       April 28, 1997
           --------------------
              Marvin B. Crow


                                            Director
           --------------------
             Francis Goldwyn


           /s/ Morton E. Handel             Director                       May 2, 1997
          ----------------------
             Morton E. Handel


          /s/ David N. Weinstein            Director                       April 30, 1997
         ------------------------
            David N. Weinstein


           /s/ James A. Williams            Director                       April 28, 1997
          -----------------------
             James A. Williams


                                                                     Schedule II
                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

           10-Week Period ended February 1, 1997, Post-Confirmation,
            42-Week Period ended November 22, 1996, Preconfirmation,
             and Years ended February 2, 1996 and January 27, 1995


                                                                Balance at       Charged to                Balance at
                                                               beginning of       cost and                    end of
            Description                                         year/period       expenses   Deductions    year/period
            -----------                                         -----------       --------   ----------    -----------
10-week period ended February 1, 1997
   (post-confirmation):
      Allowance for doubtful accounts                           $ 1,508,296         2,329       254,488     1,256,137
      Provision for discounts                                         4,760       544,529       549,289           -
      Provision for claims and allowances                         1,244,737       893,886     1,109,507     1,029,116
      Provision for assets held for disposition
        and reserve for plant closures                           12,204,000           -      10,097,770     2,106,230
                                                                -----------     ---------    ----------     ---------

             Total                                              $14,961,793     1,440,744    12,011,054     4,391,483
                                                                ===========     =========    ==========     =========

42-week period ended November 22, 1996
   (preconfirmation):
       Allowance for doubtful accounts                          $ 1,215,000       333,724        40,428     1,508,296
       Provision for discounts                                       99,178     1,925,578     2,019,996         4,760
       Provision for claims and allowances                        1,255,602     4,579,938     4,590,803     1,244,737
       Provision for assets held for disposition
          and reserve for plant closures                         37,093,000           -      24,889,000    12,204,000
                                                                -----------     ---------    ----------    ----------

              Total                                             $39,662,780     6,839,240    31,540,227    14,961,793
                                                                ===========     =========    ==========    ==========

Year ended February 2, 1996:
    Allowance for doubtful accounts                               1,215,000        54,965        54,965     1,215,000
    Provision for discounts                                         146,974     2,776,842     2,824,638        99,178
    Provision for claims and allowances                           1,373,208     6,530,524     6,648,130     1,255,602
    Provision for assets held for disposition and
      reserve for plant closures                                        -      51,591,000    14,498,000    37,093,000
                                                                -----------    ----------    ----------    ----------

               Total                                            $ 2,735,182    60,953,331    24,025,733    39,662,780
                                                                ===========    ==========    ==========    ==========

Year ended January 27, 1995:
    Allowance for doubtful accounts                             $ 1,797,344      (528,547)       53,797     1,215,000
    Provision for discounts                                         269,658     2,937,297     3,059,981       146,974
    Provision for claims and allowances                           1,061,451     5,575,020     5,263,263     1,373,208
                                                                -----------     ---------     ---------     ---------

               Total                                            $ 3,128,453     7,983,770     8,377,041     2,735,182
                                                                ===========     =========     =========     =========


                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION OF EXHIBITS

     2.1 Plan of Reorganization, dated August 29, 1996 (incorporated by reference to Exhibit A of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

     2.2 Modification of the Plan of Reorganization (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1, dated March 17, 1997).

     2.3 Second Modification of the Plan of Reorganization (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-1, dated March 17, 1997).

     3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, dated March 17,
                  1997).

     3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit F of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

     4 Registration Rights Agreement, between the Company and various stockholders (incorporated by reference to Exhibit H of Exhibit 2.1 to the Company's Form 8-K, dated September 3,
                  1996).

     10.1 Credit Agreement among the Company, various banks, Canadian Imperial Bank of Commerce as co-agent and Bankers Trust Company as agent, originally dated as of December 1, 1992 and amended and restated as of December 16, 1996 (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, dated March 17, 1997, Exhibit P of which is incorporated by reference to Exhibit 99.1 to the Company's Form 10-K, dated May 17, 1996 and Exhibit Q of which is included in item 2.1).

     10.2 Ithaca Industries 1996 Long Term Stock Incentive Plan (incorporated by reference to Exhibit I of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

     10.3 Management Agreement between the Company and Alvarez and Marsal, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, dated March 17,
                  1997).

     10.4 Employment Agreement of Jim D. Waller (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, dated March 17, 1997).

     21 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Registration Statement on Form S-1, dated March 17, 1997).

     23           Consent of KPMG Peat Marwick LLP.

     24 Power of Attorney (included in the signature page of this report).

     27           Financial Data Schedule for the 10-week period ended February
                  1, 1997.