Form 10-Q
period 1997-05-03
ITHACA INDUSTRIES INC
filed 1997-06-17
CIK 732935

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

(Mark One)
  [x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 3, 1997

                                       OR

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from           to
                               ---------    ---------

Commission file number(s)               000-22385
                         ---------------------------------

                             ITHACA INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                           56-1385842
--------------------------------                     ---------------------------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                         Identification number)

Highway 268 West, P.O. Box 620, Wilkesboro, NC                  28697
--------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)

                                 (910) 667-5231
--------------------------------------------------------------------------------
                  (Registrant's telephone, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                      YES                    NO   x
                          -----                 -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      YES   x                NO
                          -----                 -----

              APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 17, 1997, the registrant had 10,000,000 shares of common stock, par value $.01 per share outstanding.

                             ITHACA INDUSTRIES, INC.
                                QUARTERLY REPORT

                            QUARTER ENDED MAY 3, 1997


                                      INDEX


Part I.        FINANCIAL INFORMATION                                                                   Page


Item 1.        Consolidated Balance Sheets - May 3, 1997 and February 1, 1997                           3

               Consolidated Statements of Operations - Thirteen Weeks Ended May 3, 1997 and May         4
               3, 1996

               Consolidated Statements of Cash Flows - Thirteen Weeks Ended May 3, 1997 and May         5
               3, 1996

               Notes to Consolidated Financial Statements                                               6

Item 2         Management's Discussion and Analysis of Financial Condition and Results of               7
               Operations



Part II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                        *

Item 2.        Changes in Securities                                                                    *

Item 3.        Defaults upon Senior Securities                                                          *

Item 4.        Submission of Matters to a Vote of Security Holders                                      *

Item 5.        Other Information                                                                        *

Item 6.        Exhibits and Reports on Form 8-K                                                         8

               Signature                                                                                9





*   No information provided due to inapplicability of item

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In Thousands, Except Share Data)


                                                                 May 3, 1997   February 1, 1997
                                                                 -----------   ----------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                                     $  - 0 -         $      66
     Accounts Receivable - Net                                       23,763            26,486
     Inventories  (Note 2)                                           65,131            65,680
     Prepaid Expenses and Other Current Assets                        2,447             4,630
                                                                   --------          --------
        Total Current Assets                                         91,341            96,862

Property, Plant and Equipment -Net                                   34,664            35,531
Intangible Assets, Net of Accumulated Amortization                      286               362
Other Assets                                                          1,174               932
                                                                   --------          --------
        Total Assets                                               $127,465          $133,687
                                                                   ========          ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
     Bank Overdraft                                                $  1,803          $  - 0 -
     Current Installments of Long-Term Debt                              16                70
     Accounts Payable                                                 9,664            10,742
     Accrued Payroll and Related Expenses                             9,601            11,396
     Accrued Restructuring Costs                                      1,557             2,106
     Other Accrued Expenses                                           3,138             3,698

     Current Deferred Tax Payable                                     2,255             2,255
     Income Taxes Payable                                             2,824             3,073
                                                                   --------          --------
        Total Current Liabilities                                    30,858            33,340

Long Term Debt - Related                                              9,006             9,710
Long Term Debt - Non Related                                         53,012            56,359
Deferred Income Taxes                                                15,377            14,919
                                                                   --------          --------
        Total Liabilities                                           108,253           114,328

Stockholder's Equity (Deficit):
     Common Stock of $.01 Par Value                                     100               100
     Additional Paid-In Capital                                      22,016            22,016
     Accumulated Deficit                                           (  2,904)         (  2,757)
                                                                   --------          --------
        Total Stockholder's Equity (Deficit)                         19,212            19,359

     Total Liabilities and Stockholder's Equity (Deficit)          $127,465          $133,687
                                                                   ========          ========

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In Thousands, except share data)

                                                           Thirteen Weeks Ended
                                                    ------------------------------------
                                                       May 3, 1997         May 3, 1996
                                                    Post-confirmation    Preconfirmation
                                                    -----------------    ---------------
Net Sales                                             $     58,743       $     97,619
Cost of Sales                                               50,527             84,928
                                                      ------------       ------------
     Gross Profit                                            8,216             12,691
Selling, General and Administrative Expenses                 6,789              8,347
                                                      ------------       ------------
     Operating Profit                                        1,427              4,344

Interest Expense, Related Parties                              230                992
Interest Expense, Non-Related Parties - Net                  1,514              5,629
Other (Income) Expense - Net                                  (191)              (150)
                                                      ------------       ------------
     Loss Before Income Taxes                                 (126)            (2,127)

Income Tax (Benefit) Expense                                    24               (825)
                                                      ------------       ------------
        Net Loss                                      $       (150)      $     (1,302)
                                                      ============       ============

Net Loss Per Common Share                             $      (0.02)               n/a
                                                      ============

Weighted Average Common Shares                          10,000,000                n/a
                                                      ============

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                        Thirteen Weeks Ended
                                                                                -------------------------------------
                                                                                   May 3, 1997          May 3, 1996
                                                                                Post-confirmation     Preconfirmation
                                                                                -----------------     ---------------
Cash Provided By Operating Activities:
     Net Loss                                                                        $   (150)            $ (1,302)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations Net Cash
Provided (Used) by Operations:
     Depreciation and Amortization of Property and Equipment                            1,490                2,244
     Amortization of Intangible Assets                                                    136                  471
     Decrease in Provision for Deferred Taxes                                             457                  844
     (Gain) Loss on Sale of Property, Plant and Equipment                                  23                   (5)

Changes in Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable                                         2,723              (14,542)
     (Increase) Decrease in Inventories                                                   549               (4,333)
     Decrease in Assets Held for Disposition                                            2,222               13,406
     (Increase) Decrease in Prepaid Expenses                                             (303)              11,176
     (Decrease) in Accounts Payable                                                    (1,077)              (1,835)
     Increase (Decrease) in Accrued Expenses and Other Liabilities                     (2,354)               5,296
     (Decrease) In Asset Writedown and Restructuring Reserve                             (549)              (3,172)
     (Decrease) in Income Taxes Payable                                                  (249)              (2,319)
                                                                                     --------             --------
        Net Cash Provided by Operations                                                 2,918                5,929

Cash Flows From Investing Activities:
     Proceeds From the Sale of Property, Plant and Equipment                               92                   15
     Additions to Property, Plant and Equipment                                          (774)              (1,359)
     Decrease (Increase) in Other Assets                                                - 0 -                   (3)
                                                                                     --------             --------
        Net Cash Used in Investing Activities                                            (682)              (1,347)

Cash Flows From Financing Activities:
     Repayment of Long-Term Debt - Net                                                 (8,105)                (155)
     Increase (Decrease) in Revolver                                                    4,000              (17,000)
                                                                                     --------             --------
        Net Cash Used in Financing Activities                                          (4,105)             (17,155)
Net (Decrease) in Cash and Cash Equivalents                                            (1,869)             (12,573)
Cash and Cash Equivalents at Beginning of Period                                           66               10,369
                                                                                     --------             --------
Cash and Cash Equivalents at End of Period                                           $ (1,803)            $ (2,204)
                                                                                     ========             ========

Supplemental Disclosure of Cash Paid (Received) During the Period For:
     Income Taxes                                                                    $   (184)            $(10,301)
                                                                                     ========             ========
     Interest                                                                        $  1,538             $  3,376
                                                                                     ========             ========

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THIRTEEN WEEKS ENDED
                           MAY 3, 1997 AND MAY 3, 1996
                                   (Unaudited)



1.     FINANCIAL STATEMENTS

       The consolidated balance sheets as of May 3, 1997 and the consolidated statements of operations for the thirteen weeks ended May 3, 1997 and May 3, 1996, and the consolidated statements of cash flows for the thirteen weeks ended May 3, 1997 and May 3, 1996 have been prepared by Ithaca Industries, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company at May 3, 1997 and the results of operations for the thirteen weeks ended May 3, 1997 and May 3, 1996, and the statements of cash flows for the thirteen weeks ended May 3, 1997 and May 3, 1996 have been made on a consistent basis.

       The Company adopted "fresh-start reporting" and reflected the effects of such adoption in the consolidated financial statements as of November 22, 1996, the date assumed for financial reporting purposes of the Company's emergence from Chapter 11. The post-confirmation consolidated financial statements have been separated from the preconfirmation prior period amounts by a bold line to signify that the post-confirmation consolidated financial statements are those of a new reporting entity and have been prepared on a basis not comparable to prior periods.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the years ended February 1, 1997 and February 2, 1996 included in the Company's Annual report on Form 10-K as filed with the Securities and Exchange Commission on May 2, 1997.

       The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.


2.     INVENTORIES

       Inventories consist of the following:

                                                                  May 3, 1997    February 1, 1997
                                                                  -----------    ----------------
Raw Materials                                                       $17,039          $15,607
Work in Process                                                      13,419           12,381
Finished Goods                                                       37,215           41,278
                                                                    -------          -------
                                                                     67,673           69,266

Less Inventory Included in Assets Held for Disposition, Net           2,542            3,586
                                                                    -------          -------
                                                                    $65,131          $65,680
                                                                    =======          =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                    Thirteen Weeks Ended May 3, 1997 Compared
                      With Thirteen Weeks Ended May 3, 1996

     Net sales decreased from $97.6 million for the thirteen weeks ended May 3, 1996 to $58.7 million (39.8%) for the thirteen weeks ended May 3, 1997. The sales decline reflected, in part, the reduction in sales of discontinued products, which were approximately $20.7 million in the thirteen weeks ended May 3, 1996 compared to $1.2 million in the thirteen weeks ended May 3, 1997. Sales of continuing products were lower in the current period reflecting lower sales to the company's major customers.

     The gross profit margin increased for the first quarter of fiscal 1998 to 14.0% from 13.0% for the comparable period last year. The increase in gross profit margin is due to selling a lower proportion of discontinued goods this year which have comparatively lower gross profit margins than ongoing products, offset in part by higher manufacturing costs related to lower production volume in the current period versus the comparable period last year.

     Selling, general and administrative expenses for the first quarter of fiscal 1998 decreased to $6.8 million from $8.3 million (18.7%) last year due primarily to lower shipping costs resulting from lower sales volumes.

     Operating profit decreased to $1.4 million for the first quarter of fiscal 1998 from $4.3 million (67.2%) for the comparable period last year primarily due to lower sales.

     Interest expense for the thirteen weeks ended May 3, 1997 of $1.7 million was 73.7% below the $6.6 million incurred in the first quarter of fiscal 1997. The lower interest expense was due to the retirement of $125 million of notes pursuant to the Company's Plan of Reorganization dated August 29, 1996 and lower average bank borrowings, partially offset by higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's existing Credit Agreement was amended and restated on December 16, 1996. As of that date, the Credit Agreement provides for a term loan facility ("Term Loan") of $55.0 million and a revolving loan facility of $77.2 million. The revolving loan facility includes a sub-limit of $25.0 million for the issuance of letters of credit. For thirty-day periods beginning in December and May of each year, commitments under the revolving loan facility are reduced to $63.0 million and $68.0 million, respectively, (the "Clean-Down Periods"). As of June 6, 1997, the Company had $43.7 million of Term Loans outstanding, $20.0 million of borrowings under its revolving loan facility, and $7.5 million outstanding letters of credit. The Company at June 6, 1997 had $29.5 million of additional borrowing capacity under its revolving loan facility.

     The Company's cash on hand as of May 3, 1997 was a $1.8 million overdraft compared to $0.1 million cash on hand at February 1, 1997. The Company manages cash to minimize outstanding bank borrowings, with the overdraft representing checks issued but not cleared at period end.

Part II.          OTHER INFORMATION

Item 1            Legal Proceedings                                            None

Item 2            Changes in Securities                                        None

Item 3            Defaults upon Senior Securities                              None

Item 4            Submission of Matter to a Vote of Security Holders           None

Item 5            Other Information                                            None

Item 6            Exhibits and Reports on Form 8-K:
                    (a)  Exhibits

                         Ex. 27  --  Financial Data Schedule

                    (b)  Reports on Form 8-K                                   None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       ITHACA INDUSTRIES, INC.
                       ---------------------------------------------------------
                               (Registrant)


                       By: /s/ Eric N. Hoyle
                           -----------------------------------------------------
                               ERIC N. HOYLE
                               Senior Vice President Finance and Administration Principal Financial and Chief Accounting Officer



Dated:         June 17, 1997
       -------------------------------

                                  Exhibit Index
                                  -------------

Exhibit No.             Description of Exhibits
-----------             -----------------------

      27                Financial Data Schedule for the quarterly period ended
                        May 3, 1997