Form 10-Q
period 1997-08-02
ITHACA INDUSTRIES INC
filed 1997-09-16
CIK 732935

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

(Mark One)
  [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 2, 1997

                                       OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------


Commission file number(s)             000-22385
                          ---------------------------------


                             ITHACA INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           56-1385842
-------------------------------                      ---------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                         Identification number)

Highway 268 West, P.O. Box 620, Wilkesboro, NC                  28697
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
                  YES                              NO       x
                        -----                             ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                  YES     x                        NO
                        -----                             ------

              APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 16, 1997, the registrant had 10,000,000 shares of common stock, par value $.01 per share outstanding.

                             ITHACA INDUSTRIES, INC.
                                QUARTERLY REPORT

                          QUARTER ENDED AUGUST 2, 1997


                                      INDEX


PART I.    FINANCIAL INFORMATION                                                PAGE
Item 1.    Consolidated Balance Sheets - August 2, 1997 and February 1,            3
           1997

           Consolidated Statements of Operations - Thirteen Weeks Ended            4
           August 2, 1997 and August 2, 1996

           Consolidated Statements of Operations - Twenty-Six Weeks Ended          5
           August 2, 1997 and August 2, 1996

           Consolidated Statements of Cash Flows - Twenty-Six Weeks Ended          6
           August 2, 1997 and August 2, 1996

           Notes to Consolidated Financial Statements                              7

Item 2.    Management's Discussion and Analysis of Financial Condition             8
           and Results of Operations



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                       *

Item 2.    Changes in Securities                                                   *

Item 3.    Defaults upon Senior Securities                                         *

Item 4.    Submission of Matters to a Vote of Security Holders                     *

Item 5.    Other Information                                                       *

Item 6.    Exhibits and Reports on Form 8-K                                       11

           Signature                                                              12




*   NO INFORMATION PROVIDED DUE TO INAPPLICABILITY OF ITEM

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        AUGUST 2, 1997   FEBRUARY 1, 1997
                                                        --------------   ----------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                             $   1,502        $      66
     Accounts Receivable - Net                                27,038           26,486
     Inventories  (Note 2)                                    64,021           65,680
     Prepaid Expenses and Other Current Assets                   894            4,630
                                                           ---------        ---------
        Total Current Assets                                  93,455           96,862

Property, Plant and Equipment -Net                            34,588           35,531
Other Assets                                                   1,388            1,294
                                                           ---------        ---------
        Total Net Assets                                   $ 129,434        $ 133,687
                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current Installments of Long-Term Debt                $      13               70
     Accounts Payable                                          8,404           10,742
     Accrued Payroll and Related Expenses                      8,293           11,396
     Accrued Restructuring Costs                               1,274            2,106
     Other Accrued Expenses                                    3,078            3,698
     Current Deferred Income Tax                               2,255            2,255
     Income Taxes Payable                                      2,505            3,073
                                                           ---------        ---------
        Total Current Liabilities                             25,822           33,340

Long Term Debt - Related                                      24,762            9,710
Long Term Debt - Non Related                                  42,208           56,359
Deferred Income Taxes                                         16,427           14,919
                                                           ---------        ---------
        Total Liabilities                                    109,219          114,328

Stockholders' Equity:
     Common Stock of $.01 Par Value                              100              100
     Additional Paid-In Capital                               22,016           22,016
     Accumulated Deficit                                      (1,901)          (2,757)
                                                           ---------        ---------
        Total Stockholders' Equity                            20,215           19,359

     Total Liabilities and Stockholders' Equity            $ 129,434        $ 133,687
                                                           =========        =========

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             THIRTEEN WEEKS ENDED
                                                      -----------------------------------
                                                       AUGUST 2, 1997      AUGUST 2, 1996
                                                      POST-CONFIRMATION   PRECONFIRMATION
                                                      -----------------   ---------------

Net Sales                                                  $ 60,934          $ 78,883
Cost of Sales                                                51,187            67,176
                                                           --------          --------
     Gross Profit                                             9,747            11,707

Selling, General and Administrative Expenses                  6,375             7,632
Recovery of Previously Recorded Writedowns                    - 0 -            (2,964)
                                                           --------          --------
     Operating Profit                                         3,372             7,039

Interest Expense, Related Parties                               426               952

Interest Expense, Non-Related Parties - Net                   1,339             5,340

Other Income - Net                                              127               394
                                                           --------          --------
     Income (Loss) Before Income Taxes                        1,734             1,141


Income Tax Expense (Benefit)                                   (729)             (500)
                                                           --------          --------
        Net Income (Loss)                                  $  1,005          $    641
                                                           ========          ========

Net Income Per Common Share                                $   0.10               n/a
                                                           ========

Weighted Average Common Shares Outstanding                   10,000               n/a
                                                           ========

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          TWENTY-SIX WEEKS ENDED
                                                   -------------------------------------
                                                     AUGUST 2, 1997      AUGUST 2, 1996
                                                   POST-CONFIRMATION     PRECONFIRMATION
                                                   -----------------     ---------------
Net Sales                                             $    119,676         $    176,502
Cost of Sales                                              101,714              152,103
                                                      ------------         ------------
     Gross Profit                                           17,962               24,399
Selling, General and Administrative Expenses                13,164               15,979
Recovery of Previously Recorded Writedowns                   - 0 -               (2,964)
                                                      ------------         ------------
     Operating Profit                                        4,798               11,384
Interest Expense, Related Parties                              656                1,943
Interest Expense, Non-Related Parties - Net                  2,853               10,969
Other Income - Net                                            (319)                (545)
                                                      ------------         ------------
     Income (Loss) Before Income Taxes                       1,608                 (983)
Income Tax Expense (Benefit)                                   754                 (325)
                                                      ------------         ------------
        Net Income (Loss)                             $        854         $       (658)
                                                      ============         ============

Net Income Per Common Share                           $       0.09                  n/a
                                                      ============

Weighted Average Common Shares Outstanding              10,000,000                  n/a
                                                      ============

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         TWENTY-SIX WEEKS ENDED
                                                                               -----------------------------------------
                                                                                 AUGUST 2, 1997           AUGUST 2, 1996
                                                                               Post-confirmation         Preconfirmation
                                                                               -----------------         ---------------
Cash Provided By Operating Activities:
     Net Income (Loss)                                                              $    854               $   (658)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
Operations
     Depreciation and Amortization                                                     3,080                  5,257
     Decrease in Provision for Deferred Taxes                                          1,507                  3,994
     Gain on Sale of Property, Plant and Equipment                                       (65)                  (293)
       Asset Writedown Recovery                                                        - 0 -                 (2,964)

Changes in Assets and Liabilities:
     (Increase) in Accounts Receivable                                                  (553)                (4,981)
     Decrease (Increase) in Inventories                                                1,660                (12,681)
     Decrease in Assets Held for Disposition                                           3,626                 18,445
     (Increase) Decrease in Prepaid Expenses                                            (131)                 7,441
     Decrease in Accounts Payable                                                     (2,337)                (3,442)
     (Decrease) Increase in Accrued Expenses and Other Liabilities                    (3,721)                10,184
     Decrease In Asset Writedown and Restructuring Reserve                              (832)                (6,517)
     Decrease in Income Taxes Payable                                                   (568)                (1,031)
                                                                                    --------               --------
        Net Cash Provided by Operations                                                2,520                 12,754

Cash Flows From Investing Activities:
     Proceeds From the Sale of Property, Plant and Equipment                             205                    872
     Additions to Property, Plant and Equipment                                       (2,133)                (1,901)
     Decrease in Other Assets                                                          - 0 -                    223
                                                                                    --------               --------
        Net Cash Used in Investing Activities                                         (1,928)                  (806)

Cash Flows From Financing Activities:
     Repayment of Long-Term Debt - Net                                               (10,656)                  (890)
     Increase (Decrease) in Revolver                                                  11,500                (21,000)
                                                                                    --------               --------
        Net Cash Used in Financing Activities                                            844                (21,890)

Net Increase (Decrease) in Cash and Cash Equivalents                                   1,436                 (9,942)
Cash and Cash Equivalents at Beginning of Period                                          66                 10,369
                                                                                    --------               --------
Cash and Cash Equivalents at End of Period                                          $  1,502               $    427
                                                                                    ========               ========
Supplemental Disclosure of Cash Paid (Received) During the Period For:
     Income Taxes                                                                   $   (182)              $(10,241)
                                                                                    ========               ========
     Interest                                                                       $  2,599               $  5,720
                                                                                    ========               ========

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE TWENTY-SIX WEEKS ENDED
                        AUGUST 2, 1997 AND AUGUST 2, 1996
                                   (UNAUDITED)



1.     FINANCIAL STATEMENTS

       The consolidated balance sheet as of August 2, 1997 and the consolidated statements of operations for the thirteen and twenty-six weeks ended August 2, 1997 and August 2, 1996, respectively, and the consolidated statements of cash flows for the twenty-six weeks ended August 2, 1997 and August 2, 1996 have been prepared by Ithaca Industries, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company at August 2, 1997 and the results of operations for the thirteen and twenty-six weeks ended August 2, 1997 and August 2, 1996, respectively, and the statements of cash flows for the twenty-six weeks ended August 2, 1997 and August 2, 1996 have been made on a consistent basis.

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

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended February 1, 1997 and February 2, 1996 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 2, 1997.

       The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.     INVENTORIES

       Inventories consist of the following:


                                           AUGUST 2, 1997      FEBRUARY 1, 1997


Raw Materials                                  $16,725              $15,607
Work in Process                                 13,221               12,381
Finished Goods                                  34,075               37,692
                                               -------              -------
                                               $64,021              $65,680
                                               =======              =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  THIRTEEN WEEKS ENDED AUGUST 2, 1997 COMPARED
                    WITH THIRTEEN WEEKS ENDED AUGUST 2, 1996

        Net sales decreased from $78.9 million for the thirteen weeks ended August 2, 1996 to $60.9 million (22.8%) for the thirteen weeks ended August 2, 1997. The sales decline reflected, in part, the reduction in sales of discontinued products, which were approximately $9.7 million in the thirteen weeks ended August 2, 1996 compared to $1.4 million in the thirteen weeks ended August 2, 1997. Sales of continuing products were lower in the current period reflecting lower sales to the Company's major customers.

     The gross profit margin increased for the second quarter fiscal 1998 to 16.0% from 14.8% for the comparable period last year. The increase in gross profit margin is due to selling a lower proportion of discontinued goods this year which have comparatively lower gross profit margins than continuing products, offset in part by higher manufacturing costs related to lower production volume in the current period versus the comparable period last year.

     Selling, general and administrative expenses for the second quarter of fiscal 1998 decreased to $6.4 million from $7.6 million (16.0%) last year excluding the one-time benefit in the prior year from the recovery of writedowns previously recorded.

     Operating profit decreased to $3.4 million for the second quarter fiscal 1998 from $7.0 million for the comparable period last year due primarily to the recovery of previous writedowns of $3.0 million included in the prior year, as well as the lower sales level in the current year.

     Interest expense for the thirteen weeks ended August 2, 1997 of $1.8 million was 72.0% below the $6.3 million incurred in the second quarter of fiscal 1997. The lower interest expense was due to the retirement of $125 million of senior subordinated notes pursuant to the Company's Plan of Reorganization dated August 29, 1996 and lower average bank borrowings, partially offset by higher interest rates on the Company's bank borrowings.

                 TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 COMPARED
                   WITH TWENTY-SIX WEEKS ENDED AUGUST 2, 1996

     Net sales decreased from $176.5 million for the twenty-six weeks ended August 2, 1996 to $119.7 million (32.2%) for the twenty-six weeks ended August 2, 1997. The sales decline reflected, in part, the reduction in sales of discontinued products, which were approximately $27.2 million in the twenty-six weeks ended August 2, 1996 compared to $3.6 million in the twenty-six weeks ended August 2, 1997. Sales of continuing products were lower in the current period reflecting lower sales to the Company's major customers.

     The gross profit margin increased for the first half of fiscal 1998 to 15.0% from 13.8% for the comparable period last year. The increase in gross profit margin is due to selling a lower proportion of discontinued goods this year which have comparatively lower gross profit margins than continuing products, offset in part by higher manufacturing costs related to lower production volume in the current period versus the comparable period last year.

     Selling, general and administrative expenses for the first half of fiscal 1998 decreased to $13.2 million from $16.0 million (17.6%) last year excluding the one-time benefit in the prior year from the recovery of writedowns previously recorded.

     Operating profit decreased to $4.8 million for the first half of fiscal 1998 from $11.4 million for the comparable period last year due to the asset writedown recovery of $3.0 million included in the prior year, and the lower sales level in the current year.

     Interest expense for the twenty-six weeks ended August 2, 1997 of $3.5 million was 72.8% below the $12.9 million incurred in the first half of fiscal 1997. The lower interest expense was due to the retirement of $125 million of senior subordinated notes pursuant to the Company's Plan of Reorganization dated August 29, 1996 and lower average bank borrowings, partially offset by higher interest rates on the Company's bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's existing Credit Agreement was amended and restated on December 16, 1996. As of that date, the Credit Agreement provides for a term loan facility ("Term Loan") of $55.0 million and a revolving loan facility of $77.2 million. The revolving loan facility includes a sub-limit of $25.0 million for the issuance of letters of credit. For thirty-day periods beginning in December and May of each year, commitments under the revolving loan facility are reduced to $63.0 million and $68.0 million, respectively, (the "Clean-Down Periods"). As previously reported, the Credit Agreement was further amended on August 22, 1997 to modify certain financial covenants to more closely reflect the Company's current operating levels. As previously reported, the Company has been unable to achieve the level of sales revenue set forth in the Company's Business Plan. In addition the amendment provides for an additional clean-down period during January of each year under which commitments under the revolving loan facility, excluding letters of credit, are reduced to $20 million. As of September 5, 1997, the Company had $41.9 million of Term Loans outstanding, $22.3 million of borrowings under its revolving loan facility, and $6.6 million outstanding letters of credit. The Company at September 5, 1997 had $23.3 million of additional borrowing capacity under its revolving loan facility.

     The Company's cash on hand as of August 2, 1997 was $1.5 million compared to $0.1 million cash on hand at February 1, 1997.

PART II.    OTHER INFORMATION

Item 1      Legal Proceedings                                            None

Item 2      Changes in Securities                                        None

Item 3      Defaults upon Senior Securities                              None

Item 4      Submission of Matter to a Vote of Security Holders           None

Item 5      Other Information                                            None

Item 6      Exhibits and Reports on Form 8-K:

              (a)  Exhibits

                     Ex. 27 -- Financial Data Schedule

              (b)  Reports on Form 8-K                                    11

PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)   Exhibits
               Ex. 27 - - Financial Data Schedule

         (b)   Reports on Form 8-K
               1. Form 8-K filed August 29, 1997 relating to an event described in Item 5. thereof

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ITHACA INDUSTRIES, INC.
                        ========================================================
                              (Registrant)


                        By: /s/ Eric N. Hoyle
                           -----------------------------------------------------
                                ERIC N. HOYLE
                                Senior Vice President Finance and Administration Principal Financial and Chief Accounting Officer



Dated:     September 16, 1997
       ---------------------------

Exhibit Index
-------------

Exhibit No.        Description of Exhibits
-----------        -----------------------
       27          Financial Data Schedule for the six month period ended
                   August 2, 1997