Form 10-Q
period 1997-11-01
ITHACA INDUSTRIES INC
filed 1997-12-16
CIK 732935

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q
(Mark One)
  [x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended November 1, 1997

                                       OR

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------

Commission file number(s)          000-22385
                         -------------------------------

                             ITHACA INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                    56-1385842
-----------------------------------        -------------------------------------
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                  Identification number)

Highway 268 West, P.O. Box 620, Wilkesboro, NC                    28697
--------------------------------------------------        ----------------------
(Address of principal executive office)                        (Zip Code)

                                 (910) 667-5231
                  ---------------------------------------------
                  (Registrant's telephone, including area code)


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

                  YES   x                       NO
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

                  YES   x                       NO
                      -----                        -----

           APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 16, 1997, the registrant had 10,000,000 shares of common stock, par value $.01 per share outstanding.

                             ITHACA INDUSTRIES, INC.
                                QUARTERLY REPORT

                         QUARTER ENDED NOVEMBER 1, 1997


                                      INDEX
                                                                            PAGE

Item 1.    Consolidated Balance Sheets - November 1, 1997 and                  3
           February 1, 1997

           Consolidated Statements of Operations - Thirteen Weeks              4
           Ended November 1, 1997 and November 1, 1996

           Consolidated Statements of Operations - Thirty-Nine                 5
           Weeks Ended November 1, 1997 and November 1, 1996

           Consolidated Statements of Cash Flows - Thirty-Nine                 6
           Weeks Ended November 1, 1997 and November 1, 1996

           Notes to Consolidated Financial Statements                          7


Item 2.    Management's Discussion and Analysis of Financial                   8
           Condition and Results of Operations




PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings                                                   *


Item 2.    Changes in Securities                                               *


Item 3.    Defaults upon Senior Securities                                     *


Item 4.    Submission of Matters to a Vote of Security Holders                 *


Item 5.    Other Information                                                   *


Item 6.    Exhibits and Reports on Form 8-K                                   10


           Signature                                                          11



*   NO INFORMATION PROVIDED DUE TO INAPPLICABILITY OF ITEM

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     NOVEMBER 1, 1997    FEBRUARY 1, 1997
                                                     ----------------    ----------------
ASSETS
------
Current Assets:
   Cash and Cash Equivalents                              $     962         $      66
   Accounts Receivable - Net                                 29,796            26,486
   Inventories  (Note 2)                                     63,108            65,680
   Prepaid Expenses and Other Current Assets                    975             4,630
                                                          ---------         ---------
     Total Current Assets                                    94,841            96,862

     Property, Plant and Equipment -Net                      33,765            35,531
     Other Assets                                             1,526             1,294
                                                          ---------         ---------
     Total Net Assets                                     $ 130,132         $ 133,687
                                                          =========         =========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     Current Liabilities:
   Current Installments of Long-Term Debt                 $      13         $      70
   Accounts Payable                                           9,620            10,742
   Accrued Payroll and Related Expenses                       9,068            11,396
   Accrued Restructuring Costs                                1,120             2,106
   Other Accrued Expenses                                     2,739             3,698
   Current Deferred Income Tax                                2,255             2,255
   Income Taxes Payable                                       3,567             3,073
                                                          ---------         ---------
     Total Current Liabilities                               28,382            33,340

     Long Term Debt - Related                                23,961             9,710
     Long Term Debt - Non Related                            40,846            56,359
     Deferred Income Taxes                                   15,935            14,919
                                                          ---------         ---------
     Total Liabilities                                      109,124           114,328

     Stockholders' Equity:
   Common Stock                                                 100               100
   Additional Paid-In Capital                                22,016            22,016
   Accumulated Deficit                                       (1,108)           (2,757)
                                                          ---------         ---------
     Total Stockholders' Equity                              21,008            19,359

   Total Liabilities and Stockholders' Equity             $ 130,132         $ 133,687
                                                          =========         =========

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              THIRTEEN WEEKS ENDED
                                                     ---------------------------------------
                                                     NOVEMBER 1, 1997       NOVEMBER 1, 1996
                                                     POST-CONFIRMATION      PRECONFIRMATION
                                                     -----------------      ----------------
Net Sales                                               $     63,184          $     98,624
Cost of Sales                                                 53,607                85,259
                                                        ------------          ------------
   Gross Profit                                                9,577                13,365
   Selling, General and Administrative Expenses                6,690                 9,104
                                                        ------------          ------------
   Operating Profit                                            2,887                 4,261

   Interest Expense, Related Parties                             586                 1,095
   Interest Expense, Non-Related Parties - Net                 1,150                 5,326
   Other Income - Net                                           (224)                  (96)
                                                        ------------          ------------
   Income (Loss) Before Income Taxes                           1,375                (2,064)

   Income Tax Expense (Benefit)                                  580                  (759)
                                                        ------------          ------------
     Net Income (Loss)                                  $        795          $     (1,305)
                                                        ============          ============

 Net Income Per Common Share                            $       0.08                   n/a
                                                        ============

 Weighted Average Common Shares Outstanding               10,000,000                   n/a
                                                        ============

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             THIRTY-NINE WEEKS ENDED
                                                     ---------------------------------------
                                                      NOVEMBER 1, 1997      NOVEMBER 1, 1996
                                                     POST-CONFIRMATION      PRECONFIRMATION
                                                     -----------------      ----------------
Net Sales                                               $    182,860          $    275,126
Cost of Sales                                                155,321               237,361
                                                        ------------          ------------
   Gross Profit                                               27,539                37,765
   Selling, General and Administrative Expenses               19,853                25,082
   Recovery of Previously Recorded Writedowns                  - 0 -                (2,964)
                                                        ------------          ------------
   Operating Profit                                            7,686                15,647

   Interest Expense, Related Parties                           1,242                 3,038
   Interest Expense, Non-Related Parties - Net                 4,004                16,295
   Other Income - Net                                           (543)                 (641)
                                                        ------------          ------------
   Income (Loss) Before Income Taxes                           2,983                (3,045)

   Income Tax Expense (Benefit)                                1,334                (1,084)
                                                        ------------          ------------
     Net Income (Loss)                                  $      1,649          $     (1,961)
                                                        ============          ============

 Net Income Per Common Share                            $       0.16                   n/a
                                                        ============

 Weighted Average Common Shares Outstanding               10,000,000                   n/a
                                                        ============

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   THIRTY-NINE WEEKS ENDED
                                                                             ------------------------------------
                                                                             NOVEMBER 1, 1997    NOVEMBER 1, 1996
                                                                             POST-CONFIRMATION   PRECONFIRMATION
                                                                             -----------------   ----------------
Cash Provided By Operating Activities:
Net Income (Loss)                                                                $  1,649          $ (1,961)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by
Depreciation and Amortization                                                       4,568             7,906
Decrease in Provision for Deferred Taxes                                            1,016             4,728
Gain on Sale of Property, Plant and Equipment                                        (294)             (291)
       Asset Writedown Recovery                                                     - 0 -            (2,964)

Changes in Assets and Liabilities:
(Increase) in Accounts Receivable                                                  (3,310)          (14,442)
Decrease (Increase) in Inventories                                                  2,572            (4,632)
Decrease in Assets Held for Disposition                                             3,542            19,979
(Increase) Decrease in Prepaid Expenses                                              (301)           12,584
Decrease in Accounts Payable                                                       (1,122)           (3,256)
(Decrease) Increase in Accrued Expenses and Other Liabilities                      (3,286)           15,224
Decrease In Asset Writedown and Restructuring Reserve                                (986)           (8,553)
Increase (Decrease) in Income Taxes Payable                                           495              (401)
                                                                                 --------          --------
  Net Cash Provided by Operations                                                   4,543            23,921

  Cash Flows From Investing Activities:
Proceeds From the Sale of Property, Plant and Equipment                               823               931
Additions to Property, Plant and Equipment                                         (3,151)           (3,229)
Decrease in Other Assets                                                            - 0 -               176
                                                                                 --------          --------
  Net Cash Used in Investing Activities                                            (2,328)           (2,122)

  Cash Flows From Financing Activities:
Repayment of Long-Term Debt - Net                                                 (11,819)           (1,043)
Increase (Decrease) in Revolver                                                    10,500           (33,000)
                                                                                 --------          --------
  Net Cash Used in Financing Activities                                            (1,319)          (34,043)

  Net Increase (Decrease) in Cash and Cash Equivalents                                896           (12,244)
  Cash and Cash Equivalents at Beginning of Period                                     66            10,369
                                                                                 --------          --------
  Cash and Cash Equivalents at End of Period                                     $    962          $ (1,875)
                                                                                 ========          ========

  Supplemental Disclosure of Cash Paid (Received) During the Period For:
Income Taxes                                                                     $   (172)         $(16,839)
                                                                                 ========          ========
Interest                                                                         $  4,765          $  8,008
                                                                                 ========          ========

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE THIRTY-NINE WEEKS ENDED
                      NOVEMBER 1, 1997 AND NOVEMBER 1, 1996

                                   (UNAUDITED)

1.   FINANCIAL STATEMENTS

     The consolidated balance sheet as of November 1, 1997 and the consolidated statements of operations for the thirteen and thirty-nine weeks ended November 1, 1997 and November 1, 1996, respectively, and the consolidated statements of cash flows for the thirty-nine weeks ended November 1, 1997 and November 1, 1996 have been prepared by Ithaca Industries, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company at November 1, 1997 and the results of operations for the thirteen and thirty-nine weeks ended November 1, 1997 and November 1, 1996, respectively, and the statements of cash flows for the thirty-nine weeks ended November 1, 1997 and November 1, 1996 have been made on a consistent basis.

     The Company adopted "fresh-start reporting" and reflected the effects of such adoption in the consolidated financial statements as of November 22, 1996, the date assumed for financial reporting purposes of the Company's emergence from Chapter 11 of the United States Bankruptcy Code. The post-confirmation consolidated financial statements have been separated from the preconfirmation prior period amounts by a bold line to signify that the post-confirmation consolidated financial statements are those of a new reporting entity and have been prepared on a basis not comparable to prior periods.

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

2.   INVENTORIES

     Inventories consist of the following:

                                         NOVEMBER 1, 1997       FEBRUARY 1, 1997
                                         ----------------       ----------------
Raw Materials                                $16,378                $15,607
Work in Process                               14,442                 12,381
Finished Goods                                32,288                 37,692
                                             -------                -------
                                             $63,108                $65,680
                                             =======                =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                 THIRTEEN WEEKS ENDED NOVEMBER 1, 1997 COMPARED
                   WITH THIRTEEN WEEKS ENDED NOVEMBER 1, 1996

     Net sales decreased from $98.6 million for the thirteen weeks ended November 1, 1996 to $63.2 million (35.9%) for the thirteen weeks ended November 1, 1997. The sales decline reflected, in part, the reduction in sales of discontinued products, which were approximately $9.5 million in the thirteen weeks ended November 1, 1996 compared to $1.2 million in the thirteen weeks ended November 1, 1997. Sales of continuing products were lower in the current period reflecting lower sales to the Company's major customers.

   The gross profit margin increased for the third quarter fiscal 1998 to 15.2% from 13.6% for the comparable period last year. The increase in gross profit margin is due to selling a lower proportion of discontinued goods this year which have comparatively lower gross profit margins than continuing products, offset in part by higher manufacturing costs related to lower production volume in the current period versus the comparable period last year.

   Selling, general and administrative expenses for the third quarter of fiscal 1998 decreased to $6.7 million from $9.1 million (26.5%) last year.

   Operating profit decreased to $2.9 million for the third quarter of fiscal 1998 from $4.3 million for the comparable period last year due primarily to the lower sales level in the current year.

   Interest expense for the thirteen weeks ended November 1, 1997 of $1.7 million was 73.0% below the $6.4 million incurred in the third quarter of fiscal 1997. The lower interest expense was due to the retirement of $125 million of senior subordinated notes pursuant to the Company's Plan of Reorganization dated August 29, 1996 and lower average bank borrowings, partially offset by higher interest rates on the Company's bank borrowings.

                THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 COMPARED
                  WITH THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1996

   Net sales decreased from $275.1 million for the thirty-nine weeks ended November 1, 1996 to $182.9 million (33.5%) for the thirty-nine weeks ended November 1, 1997. The sales decline reflected, in part, the reduction in sales of discontinued products, which were approximately $39.9 million in the thirty-nine weeks ended November 1, 1996 compared to $4.7 million in the thirty-nine weeks ended November 1, 1997. Sales of continuing products were lower in the current period reflecting lower sales to the Company's major customers.

   The gross profit margin increased for year-to-date fiscal 1998 to 15.1% from 13.7% for the comparable period last year. The increase in gross profit margin is due to selling a lower proportion of discontinued goods this year which have comparatively lower gross profit margins than continuing products, offset in part by higher manufacturing costs related to lower production volume in the current period versus the comparable period last year.

   Selling, general and administrative expenses for the thirty-nine weeks ended November 1, 1997 decreased to $19.9 million from $25.1 million (20.8%) last year, excluding the one-time benefit in the prior year from the recovery of writedowns previously recorded.

   Operating profit decreased to $7.7 million for the year-to-date fiscal 1998 from $15.7 million for the comparable period last year due to the lower sales level in the current year and the asset writedown recovery of $3.0 million included in the prior year.

   Interest expense for the thirty-nine weeks ended November 1, 1997 of $5.2 million was 72.9% below the $19.3 million incurred in the first half of fiscal 1997. The lower interest expense was due to the retirement of $125 million of senior subordinated notes pursuant to the Company's Plan of Reorganization dated August 29, 1996 and lower average bank borrowings, partially offset by higher interest rates on the Company's bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's credit agreement was amended and restated on December 16, 1996 (the "Credit Agreement". As of that date, the Credit Agreement provided for a term loan facility ("Term Loan") of $55.0 million and a revolving loan facility of $77.2 million. The revolving loan facility includes a sub-limit of $25.0 million for the issuance of letters of credit. For thirty-day periods beginning in December and May of each year, commitments under the revolving loan facility are reduced to $63.0 million and $68.0 million, respectively, (the "Clean-Down Periods"). As previously reported, the Credit Agreement was further amended on August 22, 1997 to modify certain financial covenants to more closely reflect the Company's current operating levels. As previously reported, the Company has been unable to achieve the level of sales revenue set forth in the Company's Business Plan. In addition the amendment provides for an additional clean-down period during January of each year under which commitments under the revolving loan facility, excluding letters of credit, are reduced to $20 million. As of December 5, 1997, the Company had $41.0 million of Term Loans outstanding, $18.0 million of borrowings under its revolving loan facility, and $6.3 million outstanding letters of credit. The Company at December 5, 1997 had $29.0 million of additional borrowing capacity under its revolving loan facility.

   The Company's cash on hand as of November 1, 1997 was $1.0 million compared to $0.1 million cash on hand at February 1, 1997.

PART II.    OTHER INFORMATION


Item 1      Legal Proceedings                                               None

Item 2      Changes in Securities                                           None

Item 3      Defaults upon Senior Securities                                 None

Item 4      Submission of Matters to a Vote of Security Holders             None

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

                       ITHACA INDUSTRIES, INC.
                       -----------------------
                            (Registrant)


                       By: /s/ Eric N. Hoyle
                           -----------------
                               ERIC N. HOYLE
                               Senior Vice President Finance and Administration Principal Financial and Chief Accounting Officer



Dated:  December 16, 1997
      ---------------------

EXHIBIT INDEX



Exhibit No.  Description of Exhibits
-----------  -----------------------
     27      Financial Data Schedule for the nine month period ended November 1,
             1997