Form 10-K
period 1998-01-31
ITHACA INDUSTRIES INC
filed 1998-05-01
CIK 732935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended January 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
      __________.

                        Commission File Number 000-22385

                             ITHACA INDUSTRIES, INC.
               (Exact name of issuer as specified in its charter)

           Delaware                                    56-1385842
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
  incorporation organization)

      Highway 268 West, P.O. Box 620, Wilkesboro, North Carolina    28697
      ----------------------------------------------------------    -----
      (Address of principal executive offices)                    (Zip code)

      Registrant's telephone number, including area code: (336) 667-5231
                                                          --------------

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES |X|   NO |_|

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

            Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. YES |X|   NO |_|

The number of shares of the Registrant's common stock outstanding as of April 24, 1998 was 10,400,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The information required by Part III (Items 10, 11, and 12) of this Form 10-K is incorporated by reference to the Registrant's definitive proxy statement relating to its annual meeting of stockholders to be held on June 10, 1998, which was filed the same day this Form 10-K was filed with the Commission

                    The Exhibit Index is located on page 44.

                                     PART I


Special Note Regarding Forward-Looking Statements

      Certain statements in this report including information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Ithaca Industries, Inc., a Delaware corporation (the "Company" or "Ithaca"), desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this report, involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes a change in the following important factors could cause such a material difference to occur: (1) the level of sales to the Company's major customers, in particular J.C. Penney which accounted for approximately 52% of the Company's total net sales for the 52-week period ended January 31, 1998; (2) the Company's ability to source or manufacture its products at a competitively favorable cost; (3) the general strength of retailing, in particular in the apparel categories in which the Company operates and at the retail outlets which are major customers of the Company; (4) the continued services of certain of the Company's senior executives; (5) the comparative strength of the Company's principal competitors, particularly the impact of foreign sourcing in certain of the Company's product categories; (6) the absence of political or economic disruptions, quotas, labor disruptions, embargoes or currency fluctuations that might adversely affect the Company, particularly in Honduras and Mexico and other foreign nations where the Company currently or in the future sources its products; (7) the success of the Company's Business Plan (as defined below) and reorganization, particularly the success of the Company's ongoing efforts to consolidate its women's hosiery operations and to successfully integrate its recent acquisition of Glendale Hosiery Company and to consolidate certain other operations in offshore facilities and to increase its foreign sourcing capabilities (especially in women's and girls' underwear categories), the level of efficiency of operation of the Company's new centralized distribution centers, the success of the Company's efforts to streamline its SKU's and eliminate unprofitable and low-profit lines and products, the success of the Company's efforts to reduce its selling, general and administrative expenses, and the success of the Company's efforts to efficiently manage its inventory levels; (8) the impact of price fluctuations of the Company's raw materials, particularly cotton and spandex, and the Company's ability to pass on to retailers and consumers any possible price increases; (9) the continued improvement of the Company's information systems; or (10) the ability of the Company to have access to adequate capital to meet its working capital needs and to fund necessary capital expenditures.

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

ITEM 1. Business

General

      Ithaca is a leading designer, marketer and manufacturer of private brand men's and boys' underwear and outerwear T-shirt products, women's and girls' underwear and women's hosiery. The Company believes it is the largest manufacturer of private brand men's underwear and women's hosiery products and the second largest private brand manufacturer of women's underwear in the United States, operating distribution and manufacturing facilities in the southeastern United States and off-shore manufacturing facilities in Central America. The key elements of the Company's strategy are to supply a wide variety of product offerings at a number of price points, to maintain a strong presence in multiple channels of distribution, to maintain close customer relationships by developing products and programs that suit individual customer needs, and to maintain a low cost and flexible manufacturing capability.

      The Company is organized under the laws of the State of Delaware and its principal executive offices are located at Highway 268 West, P.O. Box 620, Wilkesboro, North Carolina 28697, Telephone Number (336) 667-5231.

Plan of Reorganization

      On December 16, 1996, the Company emerged from bankruptcy pursuant to the Plan of Reorganization, dated as of August 29, 1996 (the "Plan of Reorganization"). As a result of the reorganization, the Company significantly reduced its debt and simplified its capital structure. Pursuant to the Plan of Reorganization, prior equity interests in the company were canceled, 10,000,000 shares of the Company's common stock, par value $0.01 (the "Common Stock") were distributed to the holders of the Company's outstanding 11.125% Senior Subordinated Notes due 2002 (the "Notes"), the Notes were retired, the Company ceased to be a subsidiary of Ithaca Holdings, Inc., the Company's bank credit agreement, which was subsequently replaced on March 24, 1998, was amended and restated and general unsecured claims, administrative claims, tax claims, priority claims and general secured claims allowed by the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") were paid in full.

      In the third and fourth quarters of fiscal 1996 the Company undertook an extensive review of its manufacturing capacity, overhead structure, product lines and customer base. These efforts resulted in the promulgation of a three-year business plan. The Company consolidated its distribution centers and production capacity to increase efficiencies, consolidated the operations of certain plants to off-shore facilities and accelerated the process of moving sewing operations off-shore.

      On January 31, 1998 the capital structure of the Company consisted of approximately $53.5 million of long-term debt exclusive of current maturities, and approximately $20.9 million of net equity.

Fresh Start Reporting

      The Company adopted Fresh Start Reporting on November 22, 1996, the day the Plan of Reorganization was confirmed by the Bankruptcy Court. Accordingly, the Company's Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997 and its Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity (Deficit) and Consolidated Statements of Cash Flows for the year ended January 31, 1998 and the 10-week period ended February 1, 1997 will not be comparable to the prior periods included elsewhere herein.

Products and Sales

      The Company's three principal product lines are (1) men's and boys' underwear and outerwear T-shirts, (2) women's and girls' underwear and (3) women's hosiery. The Company offers a large selection of products in a wide range of styles, sizes and colors. Ithaca has worked closely with its customers over the years to develop a wide variety of products in each of its product lines to meet the needs of retailers in varied distribution channels. The Company's offerings within each product line range from lower priced goods sold by supermarkets and discount stores to higher quality, higher priced styles sold by department stores. Management believes that this product breadth gives it a competitive advantage over other U.S. private brand manufacturers who do not offer such a wide selection and over foreign manufacturers who generally are not as capable of providing prompt delivery on a broad range of products. Ithaca's products are sold through a wide range of retail distribution channels and are offered to the public through more than 10,000 customer outlets, including discount stores, department stores, specialty stores, drug stores and supermarkets.

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

      Men's and boys' underwear and outerwear T-shirts accounted for approximately 62% of the Company's net sales in the 52-week period ending January 31, 1998, 51% of the Company's net sales in the 10-week period ended February 1, 1997, 56% in the 42-week period ended November 22, 1996, and 52% in fiscal 1996.

      Women's and girls' underwear

      Ithaca designs and manufactures over 100 styles of briefs, hip huggers and bikini panties for its line of women's and girls' underwear.

      Women's and girls' underwear sales accounted for approximately 14% of the Company's net sales in the 52-week period ending January 31, 1998, 17% in the 10-week period ended February 1, 1997, 17% in the 42-week period ended November 22, 1996, and 19% in fiscal 1996.

      Women's hosiery

      Ithaca designs and manufactures over 130 styles of regular sheer pantyhose, control top and support pantyhose, knee-highs and stockings for its line of women's hosiery.

      Women's hosiery sales accounted for approximately 21% of the Company's net sales in the 52-week period ending January 31, 1998, 29% in the 10-week period ended February 1, 1997, 25% for the 42-week period ended November 22, 1996, and 27% in fiscal 1996.

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

Manufacturing and Sourcing

      Ithaca manufactures its products at 13 plants in the southeastern United States and Central America, and sources a portion of its products from contractors located in other countries throughout the world. Goods typically are produced in anticipation of customer demand and the Company maintains a general inventory which turned over 3.0 times in the 52-week period ending January 31, 1998. In both its women's hosiery and fabric production facilities, Ithaca has the flexibility to shift its manufacturing processes easily among many styles, colors and sizes in response to changes in demand. Approximately 59% of the Company's men's and boys' and women's and girls' products are either assembled off-shore from components that are cut in the United States or sourced from the Far East. Approximately 89% of the Company's women's hosiery products are produced domestically.

Trademarks, Licenses and Patents

      Ithaca's products are predominantly sold under the private brand names or trade names of its customers. The Company usually seeks to obtain trademark registration protection for those private brand names developed by the Company, although such protection generally is not as critical as with branded products. The Company has registered over 48 trademarks in the United States, and has 5 trademark applications pending as of April 24, 1998.

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

Importance of Major Customers

      For the 52-week period ended January 31, 1998, J.C. Penney accounted for approximately 52% of the total net sales of the Company, compared to nearly 48% in fiscal 1997. No other customers accounted for 10% or more of net sales in the 52-week period ended January 31, 1998, or the 10-week period ended February 1, 1997 or the 42-week period ended November 22, 1996. The loss of a material amount of sales to J.C. Penney, or a decline in J.C. Penney's business, or the loss of one of the Company's other major customers would have a material adverse effect on Ithaca's Results of Operations.

Backlog

      The dollar amount of backlog of orders believed to be firm is not material for an understanding of the business of the Company.

Competition

      The underwear and women's hosiery markets in the United States are highly competitive. The Company's products compete with products manufactured by other private brand suppliers as well as with products manufactured under recognized name brands.

      Ithaca believes it is the largest manufacturer of private brand merchandise in its men's underwear and women's hosiery business and the second largest manufacturer in its women's underwear line, offering a broad selection of styles, sizes and colors. The private brand underwear and women's hosiery products business is generally comprised of small scale, privately owned companies with limited product lines. However, management is aware of several large private brand manufacturers with substantial resources. Ithaca's principal private brand competitors include: Beltex, Springford, Nantucket, Oneita, Tultex and Delta Woodside in men's and boys' underwear or outerwear T-shirts; Fitzgerald and Wundies Industries Inc. in women's and girls' underwear; and Americal Corp., Holt, and Acme-McCrary Corp. in women's hosiery.

      The supply of branded underwear and women's hosiery products is dominated by a few large manufacturers, some of which have substantially greater financial resources and market recognition than Ithaca. Many of these manufacturers also produce some private brand underwear and women's hosiery products. The Company's largest competitors among branded product manufacturers are: Jockey International Inc. ("Jockey" and "Jockey for Her" brands), Sara Lee Corp. ("Hanes" and "Hanes Her Way" brands) and Fruit of the Loom, Inc. ("Fruit of the Loom" and "BVD" brands) in underwear; and Sara Lee Corp. ("Hanes" and "L'eggs" brands), Kayser-Roth Corp. ("No Nonsense" brand) and Pennaco Hosiery Inc. ("Round the Clock" brand) in women's hosiery.

      Competition in the underwear and women's hosiery products market is generally based on price, quality and service. The Company believes that it offers a higher level of merchandising and marketing services to retailers implementing private brand programs.

Imports and Export Sales

      Ithaca's products compete with goods produced worldwide. Over the past decade, US imports of underwear and hosiery have increased substantially. US manufacturers have responded to the influx of lower cost products by shifting production offshore. Ithaca's management believes that a significant portion of US imports represent goods for which cut components have been shipped overseas for assembly. Given the variety of sources for industry data and differences in categorization, it is difficult to compare retail spending categories to imports, but according to the American Apparel Manufacturers Association ("AAMA"), imports represented approximately 49% of underwear and 13% of sheer hosiery sales in calendar 1997, up from approximately 29% and 5%, respectively, in 1994. The Company believes that it is important to have the capability of sourcing a portion of its products from outside the United States. The Company has consolidated certain plants to off-shore facilities and has continued the process of moving more sewing operations off-shore. The Company has established four Honduran subsidiaries which operate three sewing plants in that country, primarily for men's and boys' underwear and outerwear T-shirts. With respect to women's and girls' underwear, Ithaca sources certain products from the Far East. The Company's ability to utilize foreign sourcing is dependent on the absence of political or economic disruptions, quotas, labor disruptions, embargoes or currency fluctuations in the countries in which the Company sources its products.

      Less than 1% of the Company's sales for the 52-week period ended January 31, 1998 were made to firms outside the United States. The Company believes that changes in the level of sales outside of the United States would not have a material adverse effect on Ithaca's Results of Operations.

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

Employees

      The Company employed approximately 5,500 people as of March 31, 1998, of which approximately 5,020 were engaged in manufacturing and approximately 480 were engaged in managerial, administrative or sales and marketing functions. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be satisfactory and has never experienced any interruption of operations due to labor disputes.

ITEM 2. Properties

      The Company owns its corporate headquarters in Wilkesboro, North Carolina. The Company leases sales offices in New York City and Dallas, Texas. The Company manufactures and distributes its women's and girls' underwear at its owned facilities in Cairo, Georgia. Cutting and distribution for men's and boys' underwear and T-shirt products takes place at an owned centralized distribution and cutting facility in Vidalia, Georgia. Men's and boys' underwear and outerwear T-shirts are sewn in two owned plants in the southeastern United States and at three facilities leased by the Company in Honduras. The Company manufactures and distributes its women's hosiery products at two owned facilities in North Carolina. Fabric for use in the Company's underwear and T-shirt products is knit and finished at the Company's owned facility in Gastonia, North Carolina and narrow fabrics, such as waistbands, are manufactured at an owned facility in Graham, North Carolina. The Company also utilizes leased storage facilities at several plant locations. All of the Company's facilities are kept in good repair and have well-maintained equipment.

ITEM 3. Legal Proceedings

      From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. The Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties.

ITEM 4. Submission of Matters to a Vote of Holders of the Common Stock

      No matters have been submitted to a vote of the holders of Common Stock during the fourth quarter of the Registrant's 1998 fiscal year.


                                     PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters

      Through the date hereof, there has been no established public trading market for the Common Stock. Application was made to list the Common Stock on NASDAQ National Market. This application was withdrawn because the Company was advised by NASDAQ that it would not qualify. The company intends to reapply as soon as it believes it meets the criteria. There can be no assurance that this will occur or that any active trading market will develop or will be sustained for the Common Stock or as to the price at which the Common Stock may trade or that the market for the Common Stock will not be subject to disruptions.

      On December 16, 1996, 10,000,000 shares of Common Stock were issued in reliance upon the exemption provided by 11 USC 1145. These shares were registered under the Securities Act of 1934, as amended, by means of a Registration Statement on Form S-1 declared effective on April 4, 1997. An additional 400,000 shares were issued on March 24, 1998 as part of the purchase agreement for Glendale Hosiery, Co.

      As of April 24, 1998, there were approximately 11 holders of record of Common Stock and there were no outstanding options or warrants to purchase, or securities convertible into, Common Stock or Preferred Stock other than options to purchase 927,679 shares of Common Stock, including the options granted to Alvarez & Marsal, Inc., issuable under the Company's 1996 Long Term Stock Incentive Plan (the "LTIP"), of which options to purchase 486,049 shares are currently exercisable.

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

ITEM 6. Selected Financial Data

      The following table sets forth selected financial information with respect to the Company for the year ended January 31, 1998, the 10-week period ended February 1, 1997, the 42-week period ended November 22, 1996 and each of the three fiscal years prior to the fiscal year ended February 1, 1997 and is derived from and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes included in Item 8 of this report. Net income per share for periods prior to November 22, 1996 is not meaningful because during such periods the Company was a wholly owned subsidiary of Ithaca Holdings, Inc.

      The selected financial information set forth below is qualified by and should be read in conjunction with Item 8 the "Financial Statements" and the notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. The Company's Results of Operations for the 10-week period ended February 1, 1997 and the 42-week period ended November 22, 1996 reflect the consummation of the Plan of Reorganization and the transactions contemplated thereby and the application of Fresh Start Reporting rules and procedures. Results of Operations of the Company for the year ended January 31, 1998 and the 10-week period ended February 1, 1997 will generally not be comparable to the prior periods due to the effects of the Plan of Reorganization.

                                        Post-Confirmation                                     Preconfirmation
                                        -----------------            --------------------------------------------------------------

                                                     10-Week            42-Week                     Fiscal Year Ended
                                   Year Ended     Period Ended       Period Ended                       January 31,
                                  January 31,      February 1,       November 22,      --------------------------------------------
                                     1998             1997               1996             1996            1995            1994
                                     ----             ----               ----             ----            ----            ----
                                                         (Dollars in thousands)
Statement of Operations Data:
Net sales                          $237,021         $42,708             $297,603        $398,819        $414,800        $414,671
Gross profit                         34,653           4,487               42,060          44,882          72,859          68,072
Selling, general and                 26,052           7,354               27,670          43,486          37,075          39,711 (1)
  administrative expenses
(Recovery of) provision for              --              --               (2,964)         51,591 (2)          --              --
  asset write-downs and
  restructuring
Operating income (loss)               8,601          (2,867)              17,354         (50,195)         35,784          28,361
Interest expense - net(3)             6,875           1,385               17,489          26,905          23,147          23,455
Reorganization items                     --              --               (1,176) (4)         --              --              --
Income (loss) before income taxes     2,339          (4,157)               1,666         (76,802)         13,166           4,968
and extraordinary items
Income tax (expense) benefit          (803)           1,400               (4,218)         27,157          (5,653)         (2,086)
Income (loss) before                  1,536          (2,757)              (2,552)        (49,644)          7,513           2,882
  extraordinary item
Extraordinary item (5)                   --              --               67,924              --              --              --
Net income (loss)                  $  1,536         $(2,757)            $ 65,372        $(49,644)       $  7,513        $  2,882
                                   ========         =======             ========        ========        ========        ========
Net income (loss) per              $    .15         $ (0.28)                 n/a             n/a             n/a             n/a
                                   ========         =======             ========        ========        ========        ========

Balance Sheet Data (at end
 of period) (7) :                              Post-Confirmation                                    Preconfirmation
                                               -----------------                       --------------------------------------------
Working capital (deficit)          $ 51,496        $ 63,523             $ 75,591       $(145,909)       $113,028        $123,222
Total assets                        115,990         133,687              155,993         208,642         224,471         235,997
Long-term debt exclusive of          53,519          66,069               77,255             n/a (6)     221,819         242,785
  current maturities
Total stockholders' equity           20,895          19,359               22,116         (93,558)        (43,914)        (51,427)
(deficit)

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

(3) Principally includes interest expense on long-term debt and amortization of deferred debt expense, offset by interest income from the short-term investment of excess cash. During the period from August 29, 1996 through November 22, 1996, the Company did not accrue interest on the Senior Subordinated Notes due 2002 which were canceled in connection with the Plan of Reorganization.

(4) Reorganization items for the 42-week period ended November 22, 1996 include $3,765,000 of adjustments to record assets and liabilities at fair value in connection with the application of Fresh Start Reporting.

(5) Gain on debt discharge (net of income tax expense of $23,056,000) pursuant to confirmation of Plan of Reorganization at November 22, 1996.

(6) Due to continuing covenant violations, temporary waivers granted and events of default, as further discussed in "Management's Discussion and Analysis," all of the Company's outstanding debt was classified as current at February 2, 1996.

(7) Amounts prior to November 22, 1996 do no reflect the consummation of the Plan of Reorganization.

(8) Net income (loss) per share amounts for periods prior to the Plan of Reorganization effective date of November 22, 1996 are not presented since they do not reflect the new capitalization using fresh start reporting.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

      The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included in Item 8 of this report.

      The following table sets forth the percentage relationship to total net sales of certain items included in the Company's Statements of Operations:

                                            Post-Confirmation                                       Preconfirmation
                                            -----------------                                       ---------------
                                 Fiscal Year Ended      10-Week Period Ended        42-Week Period Ended         Fiscal Year Ended
                                 January, 31, 1998        February 1, 1997            November 22, 1996          January 31, 1996
                                 -----------------        ----------------            -----------------          ----------------
Net sales:
    Men's & boys' underwear            61.8%                    51.2%                       56.4%                      52.0%
     and T-shirts
    Women's and girls'                 13.5                     17.1                        17.2                       18.7
       underwear
    Women's hosiery                    21.3                     28.6                        24.5                       27.3
    Other                               3.4                      3.1                         1.9                        2.0
                                 --------------------- ------------------------   --------------------------  ---------------------
       Total                          100.0%                   100.0%                      100.0%                     100.0%
    Cost of sales                      85.4%                    89.5%                       85.9%                      88.7%
                                 --------------------- ------------------------   --------------------------  ---------------------
Gross profit                           14.6                     10.5                        14.1                       11.3

Selling, general and                   11.0                     17.2                         9.3                       10.9
    administrative expenses
(Recovery of) provisions for             --                       --                        (1.0)%                     12.9%
    asset write-downs and
    restructuring
                                 --------------------- ------------------------   --------------------------  ---------------------
Operating income (loss)                 3.6                     (6.7)                        5.8                      (12.6)
Interest expense-net                   (2.9)                    (3.2)                       (5.9)                      (6.6)
Other net                               0.3                      0.2                         0.2                         --
Reorganization items                     --                       --                         0.4                         --
                                 --------------------- ------------------------   --------------------------  ---------------------
Income (loss) before                    1.0                     (9.7)                        0.5                      (19.2)
    income taxes and
    extraordinary items
Income tax (expense)                   (0.4)                     3.3                        (1.4)                       6.8
    benefit
Extraordinary item-gain                 --                       --                         22.8                        --
    on debt discharge
                                 --------------------- ------------------------   --------------------------  ---------------------
    Net income (loss)                   0.6%                    (6.4)%                      21.9%                     (12.4)%
                                 ===================== ========================   ==========================  =====================

Results of Operations

Comparison of fiscal 1998 to the combined 10-week period ended February 1, 1997 and the 42-week period ended November 22, 1996.

      Net sales declined 30% to $237.0 million. This decline reflected, in part, the Company's previously announced decision to exit unprofitable lines of business. Sales of continuing products also decreased reflecting lower sales to the Company's major customers. The 1998 fiscal year's revenue included $5.3 million in sales of discontinued products compared to $45.5 million in the comparable period last year. Men's and boys' underwear and T-shirt sales were down 22.8%, women's and girls' underwear sales were down 45.3% and women's hosiery sales were down 40.6%. Unit volume was down 35.3% with men's and boys' underwear and T-shirts down 23.7%, women's and girls' underwear down 48.6% and women's hosiery down 41.1%. The average selling price per dozen for fiscal 1998 was $21.89 versus $20.32 in the comparable period last year, primarily reflecting a change in the mix among product lines. There were no significant pricing changes to the Company's customers during fiscal 1998.

      Gross profit declined $11.9 million or 25.6% as compared to the comparable period last year as a direct result of the lower sales volume. Gross profit margins for fiscal 1998 improved to 14.6% of net sales from 13.7% in the prior period. The improved margins resulted from the elimination of revenues with low gross margins, the continuing emphasis of moving production to lower-cost, offshore locations, and decreased depreciation expense as a result of fresh start reporting.

      Selling, general and administrative expenses decreased by $9.0 million or 25.7% in fiscal 1998 versus the comparable period last year. This decrease was a result of reduced employee related costs and reduced overhead support cost for the discontinued sales revenues. As a percentage of net sales, selling, general and administrative expense increased to 11.0% in fiscal 1998 against 10.3% in the comparable period last year reflecting the impact of lower sales on operating leverage.

      Net interest expense fell to $6.9 million for fiscal 1998, a decrease of $12.0 million or 63.4% for the comparable period last year. This decrease resulted from the conversion of $125 million of senior subordinated notes into common stock as part of the Company's financial restructuring, which was recorded on November 22, 1996, and lower average levels of borrowings.

      The income tax expense for fiscal 1998 was 34% of income before income taxes compared to a benefit of 34% on the pre-tax loss incurred in the prior year's post confirmation period.

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

      Gross profit, excluding provisions for asset write-down and restructuring charges incurred in the 10-week period ended February 2, 1996, increased by $4.7 million from ($0.2) million to $4.5 million during the 10-week period ended February 1, 1997, compared to the 10-week period ended February 2, 1996; with gross margin improving to 10.5% of sales from (0.3%) in the comparable prior period, as product costs fell proportionately faster than the sales decline. The improved gross margin was principally attributable to lower costs of production resulting from the offshore sourcing of men's and boys' underwear and outerwear T-shirts and women's and girls' underwear and improved efficiencies in hosiery operations.

      The Company recorded provisions for workforce reductions and asset write-downs of $37.4 million in the 10-week period ended February 2, 1996. There were no provisions for workforce reductions and asset write-downs in the 10-week period ended February 1, 1997.

      Selling, general, and administrative expenses, excluding the provisions for workforce reductions and asset write-downs incurred in the 10-week period ended February 2, 1996, decreased by $2.3 million (23.2%) in the 10-week period ended February 1, 1997 to $7.3 million from $9.5 million in the 10-week period ended February 2, 1996. Shipping expense was $1.6 million lower in the 10-week period ended February 1, 1997 as compared to the 10-week period ended February 2, 1996. Lower shipping costs were realized, in part, because during the 10-week period ended February 1, 1997 the Company's consolidated distribution centers were fully operational, while in the comparable prior period, the Company's consolidated distribution centers could not be fully utilized. In addition, the Company experienced lower sales levels in the current period compared to the comparable prior period. Selling costs were $1.4 million lower in the current period, reflecting staffing reductions implemented early in fiscal 1997.

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

Liquidity and Capital Resources

      On March 24, 1998, the Company completed the acquisition of Glendale Hosiery Company for a combination of stock, cash and the assumption of certain indebtedness. In conjunction with the acquisition, the Company's existing Credit Agreement was replaced by a $110.0 million new credit facility. One part of the new facility provides for a term loan ("Term Loan") of $25.0 million and a revolving loan facility of up to $70.0 million. A separate part of the new credit facility provides for an additional $15.0 million term loan. The revolving loan facility includes a sub-limit of $15.0 million for the issuance of letters of credit. As of April 15, 1998, the Company had $39.8 million of Term Loans outstanding, $29.5 million of borrowings under the revolving loan facility, and $5.0 million of outstanding letters of credit. The Company at April 15, 1998 had $ 21.9 million of availability under its revolving loan facility.

      At January 31, 1998 the Company's net working capital was $51.5 million and the current ratio was 2.8:1. At February 1, 1997 the Company's net working capital was $63.5 million and the current ratio was 2.9:1. The Company reported a working capital deficit at the end of fiscal 1996 because of the presentation of substantially all outstanding debt as currently payable. The calculation of a current ratio under such circumstance would not be meaningful.

      Capital additions were $ 4.2 million for the fiscal year ended January 31, 1998 and were related primarily to purchases of machinery and equipment. Capital additions of the comparable prior year period were $ 4.0 million and were also primarily related to purchases of machinery and equipment. In fiscal year 1996, capital additions of $ 13.9 million related principally to the Company's new centralized distribution facilities.

      The Company's cash on hand as of January 31, 1998 was $0.7 million compared with $0.1 million at February 1, 1997. The increase in cash was due to slightly higher bank balances from outstanding bank borrowings.

      Inflation has had only a minimal impact on the Company in the past. The Company has minimized the impact of inflation on costs and expenses through cost controls and increased manufacturing efficiency. The Company has at times experienced some increase in the cost of labor, supplies, raw materials and administrative expenses. The Company is not always able to promptly pass on cost increases to its customers, principally due to time of raw materials purchases and customer orders as well as competitive pressures.

Impact of Year 2000 ("Y2K")

      Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage similar normal business activities.

      The Company's focus and goal has been to identify all Y2K issues and to develop plans to resolve those issues. The primary plan for remediation of the Company's legacy systems, is to replace those systems as part of its overall implementation of its Enterprise Resource Planning ("ERP") system. The ERP project is supervised and supported by senior management. Areas outside the scope of the ERP project such as time clocks, phone systems and manufacturing machines, are also being addressed.

      The project is estimated to be completed not later than March 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and a conversion to new software, the Y2K issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Y2K issue could have a material impact on the operations of the Company.

      The Company has had formal communications with its major customers and suppliers regarding standardizing systems for Y2K compliance. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

      The incremental cost of the Y2K project is not material and the date on which the Company believes it will complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Financial Condition

      On October 8, 1996 the company filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court. The filing of the voluntary petition resulted from a sequence of events stemming from the Company's default under the Credit Agreement.

      The Company emerged from bankruptcy on December 16, 1996 and a final order was issued by the Bankruptcy Court on April 7, 1997. Pursuant to the Plan of Reorganization, the Company has repaid all of the secured and unsecured claims allowed by the Bankruptcy Court as follows: general unsecured claims were satisfied in the ordinary course of business. Noteholder claimants received the right to a pro rata share of 10,000,000 shares of Ithaca Common Stock (representing, in the aggregate, all of the outstanding shares of Ithaca Common Stock except for Common Stock issued pursuant to the LTIP). Prior equity interests in the Company were canceled, annulled and extinguished. Administrative claims were paid in full, in cash, in the ordinary course of business. Tax claims were paid in full. Priority claims were paid in full. The Credit Agreement was amended and restated. General secured claims were paid in full. Each holder of an allowed general secured claim was either paid in full on December 16, 1996 (or the date upon which there is a final order allowing such claim as an allowed secured claim), or was otherwise to be rendered unimpaired.

Business Plan

      In the third and fourth quarters of fiscal 1996 the Company undertook an extensive review of its manufacturing capacity, overhead structure, product lines and customer base. The Company analyzed its strategic plans in connection with the utilization of its plants located in Honduras, as well as obtaining products from other foreign sources. These efforts resulted in the promulgation of the Business Plan. In general, to enhance its performance and reduce overhead expenses, the Company consolidated its distribution centers and production capacity to increase efficiencies, consolidated certain plants to off-shore facilities and accelerated the process of moving more sewing operations off-shore. As part of the implementation of the Business Plan, the Company terminated certain real property leases and unprofitable license agreements, and made certain payments in connection therewith. In addition, the Company reduced the number of styles and products it produced, eliminated certain unprofitable customers and product lines, began the process of establishing Far East outsourcing capability and closed selected plants. Beginning in fiscal 1998, the Company has been unable to obtain the level of sales revenue anticipated by the Business Plan and was unable to achieve the Operating Results set forth in the Business Plan. The Company believes this resulted from customers' reluctance to place new or additional programs with the Company while it was implementing its financial restructuring as well as increased pressure from the Company's competitors to place programs with both existing and potential new customers.

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

      ITEM 8. Financial Statements and Supplementary Data


                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Independent Auditors' Report................................................  19

Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997.....  20

Consolidated Statements of Operations for the Year ended January 31,
    1998; the 10-Week Period ended February 1, 1997; the 42-Week
    Period ended November 22, 1996; and for the Year ended February
    2, 1996.................................................................  21

Consolidated Statements of Stockholders' Equity (Deficit) for the Year
    ended January 31, 1998; the 10-Week Period ended February 1, 1997;
    the 42-Week Period ended November 22, 1996; and for the Year ended
    February 2, 1996........................................................  22

Consolidated Statements of Cash Flows for the Year ended January 31, 1998;
    the 10-Week Period ended February 1, 1997; the 42-Week Period ended
    November 22, 1996; and for the Year ended February 2, 1996..............  23

Notes to Consolidated Financial Statements..................................  25

                          Independent Auditors' Report


The Board of Directors
Ithaca Industries, Inc.:


We have audited the accompanying consolidated balance sheets of Ithaca Industries, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended January 31, 1998; the 10-week period ended February 1, 1997; the 42-week period ended November 22, 1996; and the year ended February 2, 1996. In connection with our audits, we have also audited the related financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ithaca Industries, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for the year ended January 31, 1998; the 10-week period ended February 1, 1997; the 42-week period ended November 22, 1996; and the year ended February 2, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

On December 16, 1996, the Company emerged from bankruptcy. As described in note 1 to the consolidated financial statements, the Company accounted for the reorganization as of November 22, 1996 and adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As a result, the consolidated financial statements as of January 31, 1998 and the year then ended and as of February 1, 1997 and for the ten-week period then ended present the financial position, results of operations, and cash flows of the reorganized entity and are, therefore, not comparable to the consolidated financial statements for periods prior to the Company's emergence from bankruptcy.

                                                           KPMG PEAT MARWICK LLP

Atlanta, Georgia
March 27, 1998

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      January 31, 1998 and February 1, 1997
                        (In thousands, except share data)

                                                                  January 31,    February 1,
                        Assets (Note 5)                               1998           1997
                                                                  -----------    -----------
Current assets:
  Cash and cash equivalents                                       $       680    $        66
  Trade accounts receivable, net of allowance for
    doubtful accounts of $765 at January 31, 1998
    and $1,256 at February 1, 1997 (note 8)                            21,561         26,486
  Inventories (note 3)                                                 57,036         65,680
  Prepaid expenses and other current assets                               454            876
  Assets held for disposition, net of estimated
    reserves  (notes 3 and 12)                                            213          3,755
                                                                  -----------    -----------
           Total current assets                                        79,944         96,863
                                                                  -----------    -----------

Net property, plant, and equipment (note 4)                            34,115         35,531

Other assets:
  Intangible assets, net of accumulated amortization
    of $374 and $91 at January 31, 1998 and February 1,
    1997, respectively                                                    980            362
  Other, net                                                              951            931
                                                                  -----------    -----------
                                                                  $   115,990    $   133,687
                                                                  ===========    ===========

                  Liabilities and Stockholders' Equity
  Current liabilities:

    Current installments of long-term debt (notes 5, 9, and 13)   $        13    $        70
    Accounts payable                                                   10,102         10,742
    Accrued payroll and related expenses                                7,860         11,396
    Accrued restructuring costs (note 12)                                 995          2,106
    Income taxes payable (note 6)                                       3,667          3,073
    Deferred income taxes (note 6)                                      4,424          2,255
    Other accrued expenses                                              1,387          3,698
                                                                  -----------    -----------
           Total current liabilities                                   28,448         33,340
Long-term debt, excluding current installments, due to
    related parties (notes 5, 9, and 13)                               20,036          9,710
Long-term debt, excluding current installments (notes 5, 9,
    and 13)                                                            33,483         56,359
Deferred income taxes (note 6)                                         13,128         14,919
                                                                  -----------    -----------
           Total liabilities                                           95,095        114,328
                                                                  -----------    -----------
Stockholders' equity (deficit):
    Preferred stock, $.01 par value 2,500,000 shares
      authorized, none issued                                              --             --
    Common stock of $.01 par value; authorized 27,500,000
      shares; issued and outstanding 10,000,000 shares at
      January 31, 1998 and February 1, 1997                               100            100
    Additional paid-in capital                                         22,016         22,016
    Accumulated deficit                                                (1,221)        (2,757)
                                                                  -----------    -----------
           Total stockholders' equity                                  20,895         19,359

      Commitments and contingencies (notes 5, 8, 10, and 11)      -----------    -----------
                                                                  $   115,990    $   133,687
                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Year ended January 31, 1998; 10-Week Period
                  ended February 1, 1997; 42-Week Period ended
               November 22, 1996; and Year ended February 2, 1996

                 (In thousands, except share and per share data)

                                                                     Post-confirmation               Preconfirmation
                                                                     -----------------               ---------------
                                                                   Year          10-Week          42-Week
                                                                   ended      Period ended     Period ended    Year ended
                                                                January 31,    February 1,     November 22,    February 2,
                                                                   1998            1997            1996            1996
                                                                   ----            ----            ----            ----
Net sales (note 8)                                             $    237,021    $     42,708    $    297,603    $    398,819
Cost of sales (note 3)                                              202,368          38,221         255,543         353,937
                                                               ------------    ------------    ------------    ------------
           Gross profit                                              34,653           4,487          42,060          44,882

Selling, general, and administrative expenses
    (notes 7, 10, and 11)                                            26,052           7,354          27,670          43,486
(Recovery of) provision for asset write-downs and
    restructuring (note 12)                                              --              --          (2,964)         51,591
                                                               ------------    ------------    ------------    ------------
           Operating income (loss)                                    8,601          (2,867)         17,354         (50,195)
                                                               ------------    ------------    ------------    ------------

Other income (deductions):
    Interest expense - related parties (contractual interest
      of $3,252 at November 22, 1996)                                (1,781)           (196)         (2,597)         (3,918)
    Interest and other, net of interest income of $95,
      $81, $164, and $237, at January 31, 1998;
      February 1, 1997; November 22, 1996; and
      February 2, 1996, respectively (contractual
      interest of $17,512 at November 22, 1996)                      (5,094)         (1,189)        (14,892)        (22,987)
    Other, net                                                          613              95             625             299
                                                               ------------    ------------    ------------    ------------
                                                                     (6,262)         (1,290)        (16,864)        (26,606)
                                                               ------------    ------------    ------------    ------------
           Income (loss) before reorganization items,
               income taxes, and extraordinary item                   2,339          (4,157)            490         (76,801)

Reorganization items:
    Adjustments to fair value                                            --              --           3,765              --
    Professional fees and other                                          --              --          (2,589)             --
                                                               ------------    ------------    ------------    ------------
           Income (loss) before income taxes
               and extraordinary item                                 2,339          (4,157)          1,666         (76,801)

Income tax (expense) benefit (note 6)                                  (803)          1,400          (4,218)         27,157
                                                               ------------    ------------    ------------    ------------
           Income (loss) before extraordinary item                    1,536          (2,757)         (2,552)        (49,644)

Extraordinary item - gain on debt discharge of $90,980
    before income taxes of $23,056 at November 22,
    1996 (notes 1 and 6)                                                 --              --          67,924              --
                                                               ------------    ------------    ------------    ------------

           Net income (loss)                                   $      1,536    $     (2,757)   $     65,372    $    (49,644)
                                                               ============    ============    ============    ============

Basic and dilutive net income (loss) per common share          $        .15    $       (.28)
                                                               ============    ============

Weighted-average common shares outstanding                       10,000,000      10,000,000
                                                               ============    ============


See accompanying notes to consolidated financial statements.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)

                   Year ended January 31, 1998; 10-Week Period
                  ended February 1, 1997; 42-Week Period ended
               November 22, 1996; and Year ended February 2, 1996

                        (In thousands, except share data)

                                                         Shares                                                         Total
                                             ----------------------------                Additional     Retained     stockholders'
                                                                  Post-       Common       paid-in      earnings       equity
                                             Preconfirmation  confirmation    stock        capital      (deficit)     (deficit)
                                             ---------------  ------------    -----        -------      ---------     ---------
Balance at January 27, 1995                           1,000            --   $       --   $    9,000    $  (52,914)   $  (43,914)
Net loss                                                 --            --           --           --       (49,644)      (49,644)
                                             --------------    ----------   ----------   ----------    ----------    ----------
Balance at February 2, 1996                           1,000            --           --        9,000      (102,558)      (93,558)

Net income for 42-week period ended
    November 22, 1996 (Preconfirmation)                  --            --           --       65,372        65,372
Effect of reorganization:
    Elimination of accumulated deficit                   --            --           --       37,186        37,186
    Cancellation of preconfirmation shares           (1,000)           --           --       (9,000)           --        (9,000)
    Issuance of post-confirmation shares                 --    10,000,000          100       22,016            --        22,116
                                             --------------    ----------   ----------   ----------    ----------    ----------
Balance at November 22, 1996
    (Post-Confirmation)                                  --    10,000,000          100       22,016            --        22,116

Net loss for 10-week period ended
    February 1, 1997                                     --            --           --           --        (2,757)       (2,757)
                                             --------------    ----------   ----------   ----------    ----------    ----------
Balance at February 1, 1997                              --    10,000,000          100       22,016        (2,757)       19,359

Net income for year ended January 31, 1998               --            --           --           --         1,536         1,536
                                             --------------    ----------   ----------   ----------    ----------    ----------

Balance at January 31, 1998                              --    10,000,000   $      100   $   22,016    $   (1,221)   $   20,895
                                             ==============    ==========   ==========   ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Year ended January 31, 1998; 10-Week Period
                  ended February 1, 1997; 42-Week Period ended
               November 22, 1996; and Year ended February 2, 1996

                                 (In thousands)

                                                                 Post-confirmation                Preconfirmation
                                                             --------------------------    --------------------------
                                                                              10-Week        42-Week
                                                             Year ended    Period ended    Period ended    Year ended
                                                             January 31,    February 1,    November 22,   February 2,
                                                                1998           1997           1996           1996
                                                             -----------    -----------    -----------    -----------
Cash provided by operating activities:
    Net income (loss)                                        $     1,536    $    (2,757)   $    65,372    $   (49,644)
    Adjustments to reconcile net income (loss) to net
      cash provided by operations:
        (Recovery of) provision for asset write-downs
          and restructuring                                           --             --         (2,964)        40,623
        Gain on debt discharge                                        --             --        (90,980)            --
        Net adjustments in accounts for fair value                    --             --         (3,765)            --
        Provision for reorganization items                            --             --          2,589             --
        Depreciation and amortization of property,
          plant, and equipment                                     5,038            853          6,936          8,713
        Provision for (recovery of) doubtful accounts               (491)          (252)           293             --
        Amortization of intangible assets, deferred debt
          expense, and discount on subordinated notes                374             91          1,568          5,521
        Provision for deferred taxes                                 378         (1,396)        31,578        (15,486)
        (Gain) loss on sale of property, plant, and
          equipment                                                 (153)            --           (292)            22
        Changes in operating assets and liabilities before
          the effects of restructuring reclassifications:
            Trade accounts receivable                              5,416         19,108        (13,011)         4,668
            Inventories                                            8,644          3,026           (646)        12,071
            Prepaid expenses and other assets                       (590)          (264)        14,204        (13,495)
            Assets held for disposition                            3,542           (781)        18,523             --
            Accounts payable                                        (640)        (1,744)        (3,928)          (725)
            Accrued payroll and related expenses                  (3,536)        (3,347)         4,408           (941)
            Other accrued expenses                                (2,828)        (1,811)         1,469          6,390
                                                             -----------    -----------    -----------    -----------
               Net cash provided by (used in)
                  operating activities                            16,690         10,726         31,354         (2,283)
                                                             -----------    -----------    -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of property, plant, and equipment             740             59            949            219
    Additions to property, plant, and equipment                   (4,209)          (797)        (3,248)       (13,887)
    Decrease (increase) in other assets                               --             --             --          1,251
                                                             -----------    -----------    -----------    -----------
               Net cash used in investing activities              (3,469)          (738)        (2,299)       (12,417)
                                                             -----------    -----------    -----------    -----------

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                           Post-confirmation              Preconfirmation
                                                      --------------------------    --------------------------
                                                                       10-Week        42-Week
                                                      Year ended    Period ended   Period ended    Year ended
                                                      January 31,    February 1,    November 22,   February 2,
                                                          1998           1997           1996           1996
                                                      -----------    -----------    -----------    -----------
Cash flows from financing activities:
    Repayment of long-term debt                       $   (12,607)   $   (11,251)   $   (38,095)   $   (19,462)
    Proceeds from long-term debt                               --             --             --         37,000
                                                      -----------    -----------    -----------    -----------
               Net cash (used in) provided by
                  financing activities                    (12,607)       (11,251)       (38,095)        17,538
                                                      -----------    -----------    -----------    -----------

               Net increase (decrease) in cash and
                  cash equivalents                            614         (1,263)        (9,040)         2,838

Cash and cash equivalents at beginning of period               66          1,329         10,369          7,531
                                                      -----------    -----------    -----------    -----------

Cash and cash equivalents at end of period            $       680    $        66    $     1,329    $    10,369
                                                      ===========    ===========    ===========    ===========

Supplemental disclosures - net cash paid (received)
    during the period for:
      Income taxes                                    $      (165)   $      (360)   $   (16,835)   $     1,224
                                                      ===========    ===========    ===========    ===========

      Interest paid to related parties                $     1,782    $       301    $       379    $     2,654
                                                      ===========    ===========    ===========    ===========

      Interest paid to others                         $     4,450    $     1,690    $     7,632    $    16,309
                                                      ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                      January 31, 1998 and February 1, 1997

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

      Fresh-Start Reporting

      For financial reporting purposes, the effective date of the Company's emergence from Chapter 11 was assumed to be November 22, 1996. In accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company adopted "Fresh-Start Reporting," including the terms of the Amended Agreement and reflected the effects of such adoption in the consolidated financial statements as of November 22, 1996. The Post-Confirmation consolidated financial statements have been separated from the Preconfirmation amounts by a bold line to signify that the Post-Confirmation consolidated financial statements are those of a new reporting entity and have been prepared on a basis not comparable to prior periods.

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

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        (In thousands, except share data)


      Based on information from parties-in-interest and from the Company's financial advisors, the total reorganization value of the Company was estimated to be $155,993 at November 22, 1996. The estimated reorganization value of the Company was allocated to specific asset categories as follows:

            Current assets                                $  118,858
            Property and equipment                            35,647
            Other noncurrent assets                            1,488
                                                          ----------

                                                          $  155,993
                                                          ==========

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

      The effect of the Plan and the implementation of Fresh-Start Reporting on the Company's consolidated balance sheet as of November 22, 1996 was as follows:

                                                                                                          Post-
                                                Preconfirmation     Adjustments                       confirmation
                                               balance sheet at    to record the                    balance sheet at
                                                 November 22,         Plan at        Fair value       November 22,
                                                     1996         confirmation(a)  adjustments(b)         1996
                                                     ----         ------------     -----------            ----
         Cash                                    $    1,329                 -                -            1,329
         Other current assets                       117,802           (13,549)          13,276          117,529

         Property, plant, and equipment             139,026                 -         (103,379)          35,647
         Accumulated depreciation                    89,876                 -           89,876               -
                                                 ----------          --------         --------          -------
              Net property, plant, and equipment     49,150                 -          (13,503)          35,647
                                                 ----------          --------         --------          -------

         Other long-term assets                       1,035                 -                -            1,035
         Other intangible assets                      3,042            (2,589)               -              453
                                                 ----------          --------         --------          -------

                                                 $  172,358           (16,138)            (227)         155,993
                                                 ==========          ========         ========          =======

         Current long-term debt                  $  202,016          (201,881)               -              135
         Other current liabilities                   55,847            (8,723)          (3,992)          43,132
         Long-term debt                                   -            77,255                -           77,255
         Noncurrent deferred income taxes             6,651             5,198            1,506           13,355
         Stockholders' equity (deficit)             (92,156)          112,013            2,259 (c)       22,116
                                                 ----------          --------         --------          -------

                                                 $  172,358           (16,138)            (227)         155,993
                                                 ==========          ========         ========          =======

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

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        (In thousands, except share data)


(2)   Summary of Significant Accounting Policies and Practices

      (a)   Description of Business and Basis of Presentation

            The Company is a manufacturer of private-label underwear and women's hosiery products, operating distribution and manufacturing facilities in the Southeastern United States and off-shore manufacturing facilities in Central America. Additionally, the Company sources some of its production from various contractors worldwide. The Company has two principal product lines: men's and women's underwear and outerwear T-shirts and women's hosiery. The Company markets its products through a wide range of national and regional retail distribution channels, including discount stores, department stores, specialty stores, drug stores, and supermarkets. The majority of the Company's raw materials are readily available and are not dependent upon a single supplier.

      (b)   Principles of Consolidation

            These consolidated financial statements include the financial statements of Ithaca Industries, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

      (c)   Cash and Cash Equivalents

            Cash balances at year-end reflect short-term interest-earning deposits, net of outstanding checks. Cash balances also include overdraft amounts for which the right of offset with other accounts exists. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include interest-earning deposits of $680 and $66 at January 31, 1998 and February 1, 1997, respectively.

      (d)   Inventories

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

                  Buildings                                 25 - 30 years
                  Property improvements                      5 - 10 years
                  Machinery and equipment                     3 - 8 years
                  Vehicles                                        3 years

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        (In thousands, except share data)


      (f)   Intangibles and Other Assets

            Intangible and other assets consist of patents, organizational costs, deferred debt expense, and deferred acquisition costs and are amortized over their respective remaining terms. On an ongoing basis, management reviews the valuation and amortization of intangible assets. As part of the review, management estimates fair values based upon recent historical results and expected future results, taking into consideration events or circumstances which might affect their fair values.

            Deferred debt expenses are amortized over the term of the loans to which the expenses relate. As a result of the adoption of Fresh-Start Reporting and the related amendment of the Credit Agreement, the unamortized balance of deferred debt expense was included in reorganization expense for the 42-week period ended November 22, 1996.

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

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        (In thousands, except share data)


      (i)   Stock Option Plan

            Effective November 22, 1996, with the adoption of its stock option plan, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which permits the Company to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also permits the Company to apply the provisions of APB Opinion No. 25 where compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the option and provide pro forma net income and pro forma income per share disclosures for stock option grants made in future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

      (j)   Fiscal Year

            The Company's fiscal year ends on the Saturday closest to the end of January. The results of operations for the year ended January 31, 1998 reflect a 52-week period (fiscal 1998). The results of operations for fiscal 1997 include the 10-week period ended February 1, 1997 (post-confirmation) and the 42-week period ended November 22, 1996 (preconfirmation). The results of operations for the year ended February 2, 1996 reflect a 53-week period (fiscal 1996).

      (k)   Use of Estimates

            Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at period-end and revenues and expenses for the periods ended to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (l)   Net Income Per Share

            In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, which established new standards for computing and presenting earnings per share information. Basic earnings per share are calculated based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per share are based upon the weighted-average number of common shares and dilutive common equivalent shares outstanding during the year. All potential dilutive common equivalent shares relate to the Company's stock option plan. Potential dilutive common equivalent shares are excluded from weighted-average shares outstanding where their impact is antidilutive.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        (In thousands, except share data)


(3)   Inventories

      Inventories consist of the following:

                                                       January 31,   February 1,
                                                          1998          1997
                                                          ----          ----

        Raw materials and supplies                    $  13,142        15,607
        Work-in-process                                  14,625        12,381
        Finished goods                                   29,519        41,278
                                                      ---------        ------
                                                         57,286        69,266
        Less excess of FIFO over LIFO cost                  250             -
        Less inventory included in assets held for
          disposition, net (note 13)                          -         3,586
                                                      ---------        ------

                                                      $  57,036        65,680
                                                      =========        ======

      Upon adoption of Fresh-Start Reporting at November 22, 1996, the excess of first-in, first-out (FIFO) over LIFO cost was adjusted to zero as inventories were restated to their estimated fair value. The adjustment has been included in fair value adjustments in note 1.

      During the year ended January 31, 1998, the 42-week period ended November 22, 1996, and the year ended February 2, 1996, LIFO inventory layers were liquidated. This liquidation resulted in charging lower inventory costs prevailing in prior years to cost of sales, thus reducing cost of sales by $71, $1,367, and $271, respectively, which is lower than the amount that would have resulted from replacing the liquidated inventory at end of period prices on those dates.

(4)   Property, Plant, and Equipment

      Property, plant, and equipment consist of the following:

                                                       January 31,  February 1,
                                                          1998         1997
                                                          ----         ----

        Land                                              1,276         1,306
        Buildings and improvements                       18,104        18,359
        Machinery and equipment                          18,974        16,288
        Vehicles                                             99           104
        Construction in progress                          1,372           327
                                                       --------        ------
                                                         39,825        36,384
        Less accumulated depreciation and amortization    5,710           853
                                                       --------        ------

                                                       $ 34,115        35,531
                                                       ========        ======

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        (In thousands, except share data)

(5)   Long-Term Debt

      A summary of long-term debt follows:

                                                       January 31,  February 1,
                                                          1998         1997
                                                          ----         ----

        Borrowings under credit agreements:
          Revolving loans - base rate loans           $  17,500        13,000
          Term loans - base rate loans                   35,963        53,000
        9.0% to 10.5% notes, maturing through 1998           69           139
                                                      ---------        ------
                                                         53,532        66,139
        Less current installments of long-term debt          13            70
                                                      ---------        ------

                                                      $  53,519        66,069
                                                      =========        ======

      Pursuant to the Plan, the Credit Agreement was amended and restated and the Notes were canceled and exchanged for all of the Company's outstanding common stock on the Effective Date. The following is a summary description of the Amended and Restated Credit Agreement ("Amended Agreement") issued on the Effective Date.

      Revolving Credit Commitment

      The total Revolving Credit Commitment ("Revolving Loan") under the Amended Agreement is $77,200 which is inclusive of (i) any outstanding unpaid balance of prepetition revolving credit loans and post-petition debtor-in-possession financing, (ii) $22,185 transferred from the Preconfirmation term loan balance, and (iii) a $25,000 letter of credit subfacility. For a 30-day period beginning in May and December of each year, commitments under the Revolving Loan are required to be reduced to $63 million and $68 million, respectively.

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

      At January 31, 1998 and February 1, 1997, there was $17,500 and $13,000 outstanding under the Revolving Loan provisions and $5,209 and $6,825 issued under the trade and standby letters of credit provisions of the Amended Agreement, respectively. The availability as calculated under the provisions of the Amended Agreement at January 31, 1998 was $28,358.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        (In thousands, except share data)


      Term Loan Commitment

      The total Term Loan Commitment ("Term Loan") under the Amended Agreement is $55,000 which was reduced to $35,963 and $53,000 as a result of payments during fiscal 1998 and the 10-week period ended February 1, 1997, respectively. The remaining amounts are payable in installments of $4,000 on January 31, 1999 and $31,963 on August 31, 1999. At January 31, 1998,
      $4,000 of the outstanding term loan balance has been excluded from current installments of long-term debt as this amount could be repaid using the Revolving Loan.

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

      Except in certain limited circumstances, the Revolving Loan and the Term Loan will bear interest at 150 basis points above the base rate which is defined as the higher of (i) 1/2 of 1% in excess of the adjusted certificate of deposit rate, (ii) the prime lending rate, or (iii) 1/2 of 1% in excess of the overnight federal funds rate. Interest is due in arrears on the last day of each month. The interest rate is subject to cumulative increases in the event the Company (i) does not achieve certain earnings before interest taxes and depreciation (EBITDA) targets or (ii) fails to make annual principal payments, other than regularly scheduled term loan amortization payments, of at least $5,000. In addition, default interest is payable at the base rate plus 2%. On January 29, 1997, the Company entered into a rate protection agreement which limits the base interest rate payable on the first $45 million outstanding term loan principal to 9.5% through July 28, 1998.

      Borrowings under the Amended Agreement are secured by a lien against all assets of the Company and subsidiaries. The Amended Agreement contains certain financial and nonfinancial covenants. As of January 31, 1998, the Company was in compliance with such covenants.

(6)   Income Taxes

      Components of income tax benefit (expense) consist of:

                          Post-confirmation                Preconfirmation
                      -------------------------     --------------------------
                                      10-week          42-week
                      Year ended   period ended     period ended   Year ended
                      January 31,   February 1,     November 22,   February 2,
                         1998          1997             1996          1996
                         ----          ----             ----          ----

        Current:
            Federal   $   (326)            4            3,113        10,302
            State          (99)            1            1,191         1,369
        Deferred          (378)        1,395           (8,522)       15,486
                      --------         -----           ------        ------

                      $   (803)        1,400           (4,218)       27,157
                      ========         =====           ======        ======

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        (In thousands, except share data)


      Income tax benefit (expense) for the year ended January 31, 1998; the 10-week period ended February 1, 1997; the 42-week period ended November 22, 1996; and the year ended February 2, 1996 amounted to $(803), $1,400, $(4,218), and $27,157, an effective rate of 34.3%, 33.7%, 253.0%, and
      35.3%, respectively, which differs from the "expected" income tax expense (computed by applying the U.S. Federal corporate income tax rate of 34% to income (loss) before income taxes and extraordinary item) as follows:

                                                        Post-confirmation                 Preconfirmation
                                                    --------------------------     ---------------------------
                                                                     10-week          42-week
                                                    Year ended    period ended     period ended     Year ended
                                                    January 31,    February 1,     November 22,     February 2,
                                                       1998           1997             1996            1996
                                                       ----           ----             ----            ----
        Computed "expected" income tax
             (expense) benefit                      $   (795)         1,455              (583)         26,881
        State and local taxes, net of Federal
            income tax benefit                           (73)           175               (45)          2,090
        Amortization of intangible assets               (127)             -                 -          (1,632)
        Nondeductible expenses relating to
            reorganization                                 -           (216)             (744)              -
        Provision for resolution of tax audits and
            adjustments to refund receivable               -              -            (2,727)              -
        Other, net                                       192            (14)             (119)           (182)
                                                    --------          -----            ------          ------

                                                    $   (803)         1,400            (4,218)         27,157
                                                    ========          =====            ======          ======

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1998 and February 1, 1997 are presented below:

                                                                                 Post-confirmation
                                                                          ------------------------------
                                                                            January 31,      February 1,
                                                                               1998             1997
                                                                               ----             ----
        Deferred tax assets:
            Nondeductible accruals                                        $    2,631             3,387
            Inventory write-downs                                                  -             1,349
            Accounts receivable reserves and allowances                           45               173
            Other                                                                  2                 -
                                                                          ----------           -------
                 Deferred tax assets                                           2,678             4,909
                                                                          ----------           -------

        Deferred tax liabilities:
            Tax attribute reductions of inventory, receivables,
              and property, plant, and equipment                             (17,090)          (21,090)
            Restructuring related reserves and write-downs
              of inventory, receivables, and property, plant,
              and equipment                                                     (259)                -
            State taxes                                                         (451)             (579)
            Inventory write-downs                                               (543)                -
            Other                                                             (1,887)             (414)
                                                                          ----------           -------
                 Deferred tax liabilities                                    (20,230)          (22,083)
                                                                          ----------           -------

                 Net deferred tax liability                               $  (17,552)          (17,174)
                                                                          ==========           =======

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        (In thousands, except share data)


(7)   Related Party Transactions

      During the 42-week period ended November 22, 1996 and the year ended February 2, 1996, the Company engaged in transactions with related parties, including (income) expenses incurred on behalf of the former Parent company of approximately $(299) and $325 for those periods, respectively.

      Prior to November 22, 1996, long-term debt to related parties consisted of notes held by parties which were stockholders, or their affiliates, of the former Parent. After November 22, 1996, long-term debt due to related parties consists of borrowings under the Amended Agreement held by a stockholder of the Company.

      In accordance with the Plan, the equity interests of the former Parent were canceled, extinguished, and annulled. Additionally, the Company entered into the Intercompany Compromise and Settlement Agreement as of the Effective Date which included a provision to terminate a license agreement.

(8)   Credit Concentrations

      Most of the Company's sales are concentrated with national retailers. For the year ended January 31, 1998; the 10-week period ended February 1, 1997; and the 42-week period ended November 22, 1996, one customer individually accounted for 52%, 48%, and 47%, respectively, of net sales. For the year ended February 2, 1996, two customers accounted for 42% and 11% of net sales, respectively.

      At February 1, 1997, the Company had $659 of trade accounts receivable due from customers that were believed to be moderate to high credit risks. These accounts were factored under a nonrecourse non-notification factoring arrangement which reduces the credit risk to the Company subject to performance by the factor. There were no amounts factored at January 31, 1998.

(9)   Fair Value of Financial Instruments

      At January 31, 1998 and February 1, 1997, the fair value of the Company's debt is equal to the carrying amount as it was subject to restructuring and is based upon variable market rates. The carrying values of all other financial instruments in the consolidated balance sheets approximate fair values.

(10)  Commitments and Other Matters

      The Company leases certain equipment and warehousing facilities under operating leases expiring at various dates through 2010. Total rent expense under these leases amounted to approximately $3,844, $790, $3,881, and $3,414, for the year ended January 31, 1998; the 10-week period ended February 1, 1997; the 42-week period ended November 22, 1996; and the year ended February 2, 1996, respectively. In addition, the Company is responsible for payment of applicable real estate taxes, insurance, and maintenance expenses.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        (In thousands, except share data)


      At January 31, 1998, future minimum annual rentals under these leases are as follows:

                  Fiscal years ending in:

                           1999                             $  3,528
                           2000                                2,794
                           2001                                1,677
                           2002                                1,287
                           2003                                1,055
                           Thereafter                          1,319
                                                            --------

                                                            $ 11,660
                                                            ========


      The Company has royalty agreements for certain licensed products. The total royalty expense under these agreements amounted to approximately $630, $92, $479, and $2,541 for the year ended January 31, 1998, the 10-week period ended February 1, 1997, the 42-week period ended November 22, 1996, and the year ended February 2, 1996, respectively. At January 31, 1998, the future minimum royalty expense for the fiscal year ending in 1999 is approximately $553.

(11)  Employee Benefit Plans

      In fiscal 1997, the Company adopted an incentive compensation plan under which certain employees may receive discretionary bonus awards from a bonus pool calculated based on achievement of specified targets established by the Board of Directors. Bonus amounts expensed for the year ended January 31, 1998; the 10-week period ended February 1, 1997; and the 42-week period ended November 22, 1996 were $489, $560, and $1,740, respectively. No bonuses were earned for the year ended February 2, 1996.

      On the Effective Date, the Company adopted the Stock Plan which permits the Company's Board of Directors to grant stock options to officers and key employees. The Stock Plan initially reserved 928,962 shares of authorized but unissued common stock. Total shares available for grant may be increased by the Board of Directors at their discretion. Stock options may be granted at an exercise price equal to or less than fair market value as stipulated in the applicable option agreement. Excluding a grant of 109,290 options to certain outside consultants, certain options vest one-third on the date of grant and one-third on the subsequent first and second anniversaries from the date of grant. The remaining options are performance based and vest in equal amounts based upon the achievement of certain performance targets for each of the next three years.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        (In thousands, except share data)


      The following table summarizes stock option activity during each of the last two reporting periods:

                                                                       Weighted-
                                                                        average
                                                       Number of       exercise
                                                        shares           price
                                                        ------           -----

         Options outstanding at November 22, 1996             --       $    --
           Options granted                               901,014          6.00
           Options cancelled                                  --            --
                                                      ----------
         Options outstanding at February 2, 1997         901,014          6.00
           Options granted                                17,500          6.00
           Options cancelled                             (36,668)         6.00
                                                      ----------

         Options outstanding at January 31, 1998         881,846          6.00
                                                      ==========

      During the year ended January 31, 1998, 17,500 options were granted at $6 per share; of the 881,846 options outstanding, 492,718 were vested and exercisable at January 31, 1998. The weighted-average contractual life of options outstanding at January 31, 1998 is eight years. If the Company had recognized compensation expense for the "fair value" of option grants under the provisions of SFAS No. 123, the pro forma net income and net income per share for the year ended January 31, 1998 would have been $1,336 and $.13, respectively, based upon the following assumptions related to the options: risk-free interest rate of 5.5%; dividend yield of 0%; expected volatility of 33%; and three-year expected lives.

      During the 10-week period ended February 1, 1997, 901,014 options were granted at $6 per share; of the 901,014 options outstanding, 240,994 were vested and exercisable at February 1, 1997. The weighted-average contractual life of options outstanding at February 1, 1997 is nine years. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under this plan consistent with SFAS 123, the effect on the Company's net income and income per share would not be material, based upon the following assumptions related to the options: risk-free interest rate of 6.2%; dividend yield of 0%; expected volatility of 33%; and three-year expected lives.

      The Company maintains a medical benefits plan and trust which covers substantially all employees of the Company. The plan is funded currently by contributions from the Company and employees based on anticipated claims costs and administrative expenses. Company contributions to the plan were $4,645, $1,250, $5,604, and $8,585, for the year ended January 31, 1998; the 10-week period ended February 1, 1997; the 42-week period ended November 22, 1996; and the year ended February 2, 1996, respectively. Net assets available for plan benefits held in trust were $777 at January 31, 1998 and $1,037 at February 1, 1997.

      The Company sponsors a defined contribution retirement plan for its employees. Company contributions are based upon a percentage of the employees' contributions. Contributions and administrative expenses incurred by the Company on behalf of the plan totaled approximately $226, $53, $319, and $456, for the year ended January 31, 1998; the 10-week period ended February 1, 1997; the 42-week period ended November 22, 1996; and the year ended February 2, 1996, respectively.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        (In thousands, except share data)


(12)  Restructuring

      In the third quarter of fiscal 1996, in response to operating losses resulting from decreasing sales as well as high manufacturing and distribution costs, the Company initiated a restructuring to improve operating performance and reduce costs. In connection with this restructuring, the Company recorded charges totaling $51,591 ($33,379 after related income tax benefits), of which $14,153 ($9,157 net of income tax benefits), and $37,438 ($24,222 after related income tax benefits) were charged to operating expenses in the third and fourth quarters of fiscal 1996, respectively. Such charges related to (i) the closing and consolidation of certain manufacturing and distribution facilities; (ii) the write-down of certain equipment associated with closed facilities to net realizable value; (iii) the write-off and establishment of reserves to reduce inventory and accounts receivable to estimated net realizable value for amounts associated with customers, product lines, and specific products that the Company elected to discontinue manufacturing and distributing; (iv) severance and other costs associated with plant closures and overhead reductions resulting from a total domestic work force reduction in fiscal 1998, fiscal 1997, and fiscal 1996 of approximately 4,900 employees, of which approximately 1,900, 1,900, and 1,100 occurred during fiscal 1998, fiscal 1997, and fiscal 1996, respectively; and (v) the write-off of certain impaired intangible assets, principally deferred debt expenses of $2,672 and goodwill of $2,395.

      As of January 31, 1998 and February 1, 1997, assets held for disposition consist of the following:

                                                         January 31, February 1,
                                                            1998        1997
                                                            ----        ----
       Property, plant, and equipment, net of estimated
          reserve of $4,642 at January 31, 1998 and
          $4,800 at February 1, 1997                     $    213        169
       Inventory, net of obsolescence reserve of
          $2,044 at February 1, 1997                            -      3,586
                                                         --------      -----

                                                         $    213      3,755
                                                         ========      =====

      The reserves reflect management's estimates of the recoverability of the related assets.

(13)  Subsequent Events (Unaudited)

      On March 24, 1998, the Company completed the acquisition of Glendale Hosiery Company (Glendale), an entity with annual revenues of approximately $45 million. Consideration paid includes a cash payment based upon Glendale's closing net worth plus $1.5 million in cash, issuance of $2 million of Ithaca common stock (not to exceed 400,000 shares), subordinated notes, or a combination thereof. In addition, Ithaca will refinance up to $9 million of Glendale's bank indebtedness. The transaction, which will be accounted for using the purchase method of accounting, was financed with the proceeds from the refinancing of the Company's existing Credit Agreement with $110 million in new credit facilities. The new credit facilities include $25 million and $15 million term loans plus up to $70 million in revolving credit facilities.

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        (In thousands, except share data)

(14)  Quarterly Financial Data (Unaudited)

                                                                         Post-confirmation
                                                          ----------------------------------------------
                                                           First       Second        Third       Fourth
                                                          quarter      quarter      quarter      quarter
                                                          -------      -------      -------      -------
       Year ended January 31, 1998:
          Net sales                                      $ 58,743       60,934       63,184       54,160
          Gross profit                                      8,216        9,747        9,577        7,113
          Net income (loss)                                  (148)       1,004          793         (113)
                                                         ========     ========      =======      =======

       Basic and dilutive net income (loss) per
          common share                                       (.01)         .10          .08         (.01)
                                                              ===          ===          ===          ===

                                                                                                 Preconfirmation   Post-confirmation
                                                                                                 ---------------   -----------------
                                                                                                           Fourth quarter - 1997
                                                                   Preconfirmation               -----------------------------------
                                                         ----------------------------------        3 weeks ended     10 weeks ended
                                                           First       Second        Third         November 22,        February 1,
                                                          quarter      quarter      quarter            1996               1997
                                                          -------      -------      -------            ----               ----
       Year ended February 1, 1997:
          Net sales                                      $ 97,619       78,883       98,624           22,477             42,708
          Gross profit                                     12,691       11,707       13,367            4,295              4,487
          Net income (loss) from continuing
             operations before extraordinary item          (1,298)         641       (1,303)            (592)            (2,757)
          Extraordinary item                                    -            -            -           67,924                  -
          Net income (loss)                                (1,298)         641       (1,303)          67,332             (2,757)
                                                         ========     ========      =======           ======             ======

       Basic and dilutive net loss per common
         share(1)                                                                                                        $ (.28)
                                                                                                                         ======

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The information required by this Item 10 is incorporated by reference herein from the material under the headings "Business Experience of Directors and Executive Officers," "Proposal 1: Election of Directors - Meetings of the Board of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's definitive proxy statement filed with the Commission relating to the annual meeting of stockholders to be held on June 10, 1998.

ITEM 11. Executive Compensation

      The information required by this Item 11 is incorporated by reference herein from the material under the headings "Remuneration of Directors and Executive Officers," and "Compensation and Stock Option Committee Interlocks and Insider Participation" contained in the Company's definitive proxy statement filed with the Commission relating to the annual meeting of stockholders to be held on June 10, 1998.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated by reference herein from the material under the heading "Security Ownership of Certain Beneficial Owners" contained in the Company's definitive proxy statement filed with the Commission relating to the annual meeting of stockholders to be held on June 10, 1998.

ITEM 13. Certain Relationships and Related Transactions

      During the Company's last fiscal year there were no reportable transactions or relationships.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)   Financial Statements, Financial Statement Schedules and Exhibits

      1.    Financial Statements

            A. Independent Auditor's Report

            B. Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997.

            C. Consolidated Statements of Operations for the year ended January 31, 1998, the 10-Week Period ended February 1, 1997, the 42-Week period ended November 22, 1996, and for the year ended February 2, 1996.

            D. Consolidated Statements of Stockholders' Equity (Deficit) for the year ended January 31, 1998, the 10-Week Period ended February 1, 1997, the 42-Week Period ended November 22, 1996 and for the year ended February 2, 1996.

            E. Consolidated Statements of Cash Flows for the year ended January 31, 1998, the 10-Week Period ended February 1, 1997, the 42-Week Period ended November 22, 1996, and for the year ended February 2, 1996.

            F. Notes to the Consolidated Financial Statements.

      2.    Financial Statement Schedule                               Page - 45

            Schedule II Valuation and Qualifying Accounts--for the year ended January 31, 1998, the 10-Week Period ended February 1, 1997, the 42-Week Period ended November 22, 1996 and the year ended February 2, 1996.

      3.    Exhibits

            All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

Exhibit No.       Description of Exhibits
-----------       -----------------------

      3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, dated March 17,
                  1997).

      3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit F of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

      4 Registration Rights Agreement, between the Company and various stockholders (incorporated by reference to Exhibit H of Exhibit 2.1 to the Company's Form 8-K, dated September 3,
                  1996).

      10.1 Loan and Security Agreement among the Company, various banks, NationsBank, N.A. as agent, NationsBanc Montgomery Securities LLC as syndication agent and arranger and BankAmerica Business Credit, Inc. as documentation agent, dated as of March 24, 1998.

      10.2 Loan and Security Agreement among the Company, Foothill Capital Corp. and NationsBank, N.A. as collateral agent, dated as of March 24, 1998.

      10.3 Ithaca Industries 1996 Long Term Stock Incentive Plan (incorporated by reference to Exhibit I of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

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

      27          Financial Data Schedule for the year ended January 31, 1998.

      (b)         Reports on Form 8-K:

            No reports on Form 8-K have been filed by the Registrant during the last quarter of the fiscal year ended January 31, 1998.

            As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished directly to security holders. Proxy materials will be mailed on or about May 5, 1998 to security holders.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Wilkesboro, North Carolina, on this 1st day of May, 1998.

                       ITHACA INDUSTRIES, INC.


                       By:  /s/ Richard P. Thrush
                            ----------------------------
                            RICHARD P. THRUSH
                            (Secretary, Chief Financial and Accounting Officer)

      We, the undersigned officers and directors of Ithaca Industries, Inc., hereby severally constitute Jim D. Waller, and Richard P. Thrush, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all reports, with all exhibits thereto and any and all documents in connection therewith, and generally do all such things in our name and on our behalf in such capacities to enable Ithaca Industries, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such amendments.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                         Title                      Date(s)
     ---------                         -----                      -------

/s/ Jim D.Waller         Chairman, Chief Executive Officer,     April 23, 1998
------------------------      President and Director         -------------------
    Jim D. Waller

/s/ Walter J. Branson                Director                   April 23, 1998
------------------------                                     -------------------
    Walter J. Branson

/s/ Marvin B. Crow                   Director                   April 23, 1998
------------------------                                     -------------------
    Marvin B. Crow

/s/ Francis Goldwyn                  Director                   April 23, 1998
------------------------                                     -------------------
    Francis Goldwyn

/s/ Morton E. Handel                 Director                   April 23, 1998
------------------------                                     -------------------
    Morton E. Handel

/s/ David N. Weinstein               Director                   April 23, 1998
------------------------                                     -------------------
    David N. Weinstein

/s/ James A. Williams                Director                   April 23, 1998
------------------------                                     -------------------
    James A. Williams

                                  Exhibit Index


Exhibit No.       Description of Exhibits
-----------       -----------------------

      3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, dated March 17,
                  1997).

      3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit F of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

      4 Registration Rights Agreement, between the Company and various stockholders (incorporated by reference to Exhibit H of Exhibit 2.1 to the Company's Form 8-K, dated September 3,
                  1996).

      10.1 Loan and Security Agreement among the Company, various banks, NationsBank, N.A. as agent, NationsBanc Montgomery Securities LLC as syndication agent and arranger and BankAmerica Business Credit, Inc. as documentation agent, dated as of March 24, 1998.

      10.2 Loan and Security Agreement among the Company, various banks and NationsBank, N.A. as collateral agent, dated as of March 24, 1998.

      10.3 Ithaca Industries 1996 Long Term Stock Incentive Plan (incorporated by reference to Exhibit I of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

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

      27          Financial Data Schedule for the year ended January 31, 1998.

      (b)   Reports on Form 8-K:

            No reports on Form 8-K have been filed by the Registrant during the last quarter of the fiscal year ended January 31, 1998.

            As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished directly to security holders. Proxy materials will be mailed on or about May 5, 1998 to security holders.

                                                                     Schedule II


                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                          Year ended January 31, 1998;
            10-Week Period ended February 1, 1997, Post-Confirmation;
                     42-Week Period ended November 22, 1996;
                and Year ended February 2, 1996, Preconfirmation

                                                              Balance at     Charged to                 Balance at
                                                             beginning of     cost and                    end of
                    Description                               year/period     expenses     Deductions   year/period
                    -----------                               -----------     --------     ----------   -----------
Year ended January 31, 1998 (post-confirmation):
   Allowance for doubtful accounts                          $   1,256,137       475,673       966,810       765,000
   Provision for claims and allowances                          1,029,116     2,969,815     3,299,786       699,145
   Provision for assets held for disposition and
     reserve for plant closures                                 2,106,230             -     1,110,809       995,421
                                                            -------------    ----------    ----------    ----------

           Total                                            $   4,391,483     3,445,488     5,377,405     2,459,566
                                                            =============    ==========    ==========    ==========

10-week period ended February 1, 1997 (post-confirmation):
     Allowance for doubtful accounts                        $   1,508,296         2,329       254,488     1,256,137
     Provision for discounts                                        4,760       544,529       549,289             -
     Provision for claims and allowances                        1,244,737       893,886     1,109,507     1,029,116
     Provision for assets held for disposition
       and reserve for plant closures                          12,204,000             -    10,097,770     2,106,230
                                                            -------------    ----------    ----------    ----------

           Total                                            $  14,961,793     1,440,744    12,011,054     4,391,483
                                                            =============    ==========    ==========    ==========

42-week period ended November 22, 1996 (preconfirmation):
     Allowance for doubtful accounts                        $   1,215,000       333,724        40,428     1,508,296
     Provision for discounts                                       99,178     1,925,578     2,019,996         4,760
     Provision for claims and allowances                        1,255,602     4,579,938     4,590,803     1,244,737
     Provision for assets held for disposition
       and reserve for plant closures                          37,093,000             -    24,889,000    12,204,000
                                                            -------------    ----------    ----------    ----------

           Total                                            $  39,662,780     6,839,240    31,540,227    14,961,793
                                                            =============    ==========    ==========    ==========

Year ended February 2, 1996 (preconfirmation):
   Allowance for doubtful accounts                          $   1,215,000        54,965        54,965     1,215,000
   Provision for discounts                                        146,974     2,776,842     2,824,638        99,178
   Provision for claims and allowances                          1,373,208     6,530,524     6,648,130     1,255,602
   Provision for assets held for disposition and
     reserve for plant closures                                         -    51,591,000    14,498,000    37,093,000
                                                            -------------    ----------    ----------    ----------

           Total                                            $   2,735,182    60,953,331    24,025,733    39,662,780
                                                            =============    ==========    ==========    ==========