Form 10-Q
period 1998-05-02
ITHACA INDUSTRIES INC
filed 1998-06-16
CIK 732935

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 2, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________

Commission file number(s) 000-22385
                          ---------

                             ITHACA INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       56-1385842
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification number)
 incorporation or organization)

              Highway 268 West, P.O. Box 620, Wilkesboro, NC 28697
 ------------------------------------------------------------------------------
                (Address of principal executive office (Zip Code)

                                 (336) 667-5231
 ------------------------------------------------------------------------------
                  (Registrant's telephone, including area code)

 ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                                    YES x NO

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 16, 1998, the registrant had 10,400,000 shares of common stock, par value $.01 per share outstanding.

                             ITHACA INDUSTRIES, INC.
                                QUARTERLY REPORT

                            QUARTER ENDED MAY 2, 1998


                                      INDEX


PART I.        FINANCIAL INFORMATION                                                                       PAGE
Item 1.        Consolidated Balance Sheets - May 2, 1998 and January 31, 1998                               3

               Consolidated Statements of Operations - Thirteen Weeks Ended May 2,                          4
               1998 and May 3, 1997

               Consolidated Statements of Cash Flows - Thirteen Weeks Ended May 2,                          5
               1998 and May 3, 1997

               Notes to Consolidated Financial Statements                                                   6

Item 2         Management's Discussion and Analysis of Financial Condition and                              8
               Results of Operations



PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                            *

Item 2.        Changes in Securities                                                                        *

Item 3.        Defaults upon Senior Securities                                                              *

Item 4.        Submission of Matters to a Vote of Security Holders                                          *

Item 5.        Other Information                                                                            *
                                                                                                            9
Item 6.        Exhibits and Reports on Form 8-K
                                                                                                            10
               Signature


*   NO INFORMATION PROVIDED DUE TO INAPPLICABILITY OF ITEM

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     MAY 2, 1998                 JANUARY 31, 1998
                                                                                 -------------------           --------------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                                                     $             883               $            680
     Accounts Receivable - Net                                                                31,963                         21,561
     Inventories  (Note 2)                                                                    65,777                         57,036
     Prepaid Expenses and Other Current Assets                                                   816                            667
                                                                                     ---------------                   ------------
        Total Current Assets                                                                  99,439                         79,944

Property, Plant and Equipment Net                                                             38,321                         34,115
Intangible Assets, Net of Accumulated Amortization                                               763                            980
Other Assets                                                                                   6,947                            951
                                                                                      --------------                  -------------
        Total Assets                                                                  $      145,470                  $     115,990
                                                                                      ==============                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current Installments of Long-Term Debt                                        $             413             $               13
     Accounts Payable                                                                         14,809                         10,102
     Accrued Payroll and Related Expenses                                                      7,301                          7,860
     Accrued Restructuring Costs                                                                 708                            995
     Other Accrued Expenses                                                                    2,472                          1,387
     Current Deferred Tax Payable                                                              4,424                          4,424
     Income Taxes Payable                                                                      3,288                          3,667
                                                                                      --------------                  -------------
        Total Current Liabilities                                                             33,415                         28,448

Long Term Debt - Related                                                                         886                         20,036
Long Term Debt - Non-Related                                                                  76,460                         33,483
Deferred Income Taxes                                                                         13,154                         13,128
                                                                                      --------------                  -------------
        Total Liabilities                                                                    123,915                         95,095

Stockholders' Equity:
     Common Stock of $.01 Par Value                                                              104                            100
     Additional Paid-In Capital                                                               23,276                         22,016
     Accumulated Deficit                                                                      (1,825)                        (1,221)
                                                                                      --------------                  -------------
        Total Stockholders' Equity                                                            21,555                         20,895

     Total Liabilities and Stockholders' Equity                                       $      145,470                  $     115,990
                                                                                      ==============                  =============

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               Thirteen Weeks Ended
                                                                           -------------------------------------------------------
                                                                                  May 2, 1998                    May 3, 1997
                                                                                 -------------                  ------------
Net Sales                                                                  $                  60,388         $              58,743
Cost of Sales                                                                                 52,643                        50,527
                                                                                          ----------                    ----------
     Gross Profit                                                                              7,745                         8,216
Selling, General and Administrative Expenses                                                   7,032                         6,789
                                                                                          ----------                    ----------
     Operating Income                                                                            713                         1,427

Interest Expense, Related Parties                                                                296                           230
Interest Expense, Non-Related Parties - Net                                                    1,389                         1,514
Other Income (Expense) - Net                                                                      34                           191
                                                                                          ----------                    ----------
     Income (Loss) Before Income Taxes                                                          (938)                         (126)

Income Tax (Expense) Benefit                                                                     334                           (24)
                                                                                          ----------                    ----------
        Net Income (Loss)                                                  $                    (604)        $                (150)
                                                                                          ==========                    ==========

Basic and Dilutive Net Income (Loss) Per Common Share                      $                   (0.06)        $               (0.02)
                                                                                          ==========                    ==========

Weighted Average Common Shares Outstanding                                                10,171,429                    10,000,000
                                                                                          ==========                    ==========


                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            Thirteen Weeks Ended
                                                                             ---------------------------------------------------
                                                                                     May 2, 1998               May 3, 1997
                                                                                     -----------               -----------
Cash Provided by Operating Activities:
     Net Loss                                                                $                 (604)       $               (150)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
     Depreciation and Amortization of Property and Equipment                                   1,467                       1,490
     Amortization of Intangible Assets                                                            85                         136
     Decrease in Provision for Deferred Taxes                                                     25                         457
     (Gain) Loss on Sale of Property, Plant and Equipment                                      - 0 -                          23

Changes in Assets and Liabilities:
     (Increase) Decrease in Accounts Receivable                                              (3,671)                       2,723
     (Increase) Decrease in Inventories                                                        (749)                         549
     Decrease in Assets Held for Disposition                                                   - 0 -                       2,222
     (Increase) Decrease in Prepaid Expenses                                                   (199)                       (303)
     (Decrease) in Accounts Payable                                                            1,229                     (1,077)
     Increase (Decrease) in Accrued Expenses and Other Liabilities                             (490)                     (2,354)
     (Decrease) In Asset Writedown and Restructuring Reserve                                   (287)                       (549)
     (Decrease) in Income Taxes Payable                                                        (379)                       (249)
                                                                                          ----------                  ----------
        Net Cash Provided by Operations                                                      (3,573)                       2,918

Cash Flows From Investing Activities:
     Proceeds From the Sale of Property, Plant and Equipment                                       8                          92
     Additions to Property, Plant and Equipment                                              (1,265)                       (774)
     Payment for Purchase of Glendale Hosiery Assets                                         (6,791)                       - 0 -
                                                                                          ----------                  ----------
        Net Cash Used in Investing Activities                                                (8,048)                       (682)

Cash Flows From Financing Activities:
     Increase in Long-Term Debt - Net                                                          3,698                     (8,105)
     Increase (Decrease) in Revolver                                                          11,070                       4,000
      Cash Paid for Refinancing                                                              (2,944)                       - 0 -
                                                                                          ----------                  ----------
        Net Cash Used in Financing Activities                                                 11,824                     (4,105)
Net (Decrease) in Cash and Cash Equivalents                                                      203                     (1,869)
Cash and Cash Equivalents at Beginning of Period                                                 680                          66
                                                                                          ----------                  ----------
Cash and Cash Equivalents at End of Period                                   $                   883       $             (1,803)
                                                                                          ==========                  ==========

Supplemental Disclosure of Cash Paid (Received) During the Period For:
     Income Taxes                                                            $                  - 0-       $               (184)
                                                                                          ==========                  ==========
     Interest                                                                $                 1,530       $               1,538
                                                                                          ==========                  ==========

Supplemental Schedule of Non-Cash Investing and Financing Activities:
     The company purchased substantially all the assets of Glendale Hosiery Company. In conjunction with the acquisition, liabilities and debt were assumed as follows:

        Fair Value of Assets Acquired:                                 22,016
        Cash Paid for Assets                                  6,791
        Subordinate Debt Issued                               1,236
        Stock Issued in Connection with Acquisition           1,264
                                                              -----
              Liabilities and Debt Assumed                             12,725

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THIRTEEN WEEKS ENDED
                           MAY 2, 1998 AND MAY 3, 1997
                                   (UNAUDITED)

1.        FINANCIAL STATEMENTS

          The consolidated balance sheet as of May 2, 1998 and the consolidated statements of operations for the thirteen weeks ended May 2, 1998 and May 3, 1997, and the consolidated statements of cash flows for the thirteen weeks ended May 2, 1998 and May 3, 1997 have been prepared by Ithaca Industries, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company at May 2, 1998 and the results of operations for the thirteen weeks ended May 2, 1998 and May 3, 1997, and the statements of cash flows for the thirteen weeks ended May 2, 1998 and May 3, 1997 have been made on a consistent basis.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the years ended January 31, 1998 and February 1, 1997 included in the Company's Annual report on Form 10-K as filed with the Securities and Exchange Commission on May 1, 1998.

          The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.        INVENTORIES

          Inventories consist of the following:


                                         MAY 2, 1998        JANUARY 31, 1998
                                         -----------        ----------------

Raw Materials                            $    16,960            $     13,142
Work in Process                               16,782                  14,625
Finished Goods                                32,435                  29,519
                                         -----------            ------------
                                              66,177                  57,286

Less Excess of FIFO over LIFO Cost               400                     250
                                         -----------            ------------
                                         $    65,777            $     57,036
                                         ===========            ============


          Included in the May 2, 1998 inventory numbers is $8,231 for the Glendale Hosiery Company which was acquired on March 24, 1998.

3.        ACQUISITION AND REFINANCING

          Effective March 24, 1998, the Company purchased substantially all of the assets and assumed substantially all liabilities of Glendale Hosiery Company ("Glendale"). Glendale is in the business of manufacturing, marketing and distributing women's hosiery located in Siler City, North Carolina. The aggregate purchase price included cash, the Company's common stock, subordinated notes payable, and the assumption of indebtedness and liabilities.

          The Company has entered into a $110 million in senior credit facilities ("Senior Credit Facilities"). The Senior Credit Facilities include a five-year bank credit facility consisting of a $25 million term loan and up to $70 million in revolving credit loans to be provided by a syndicate of banks led by NationsBank, N.A. The Senior Credit Facilities also include an additional $15 million term loan provided by Foothill Capital Credit Corporation and arranged by NationsBanc Montgomery Securities LLC. The Senior Credit Facilities were also used to refinance the Company's existing credit agreement with another bank syndicate, to fund the acquisition of Glendale, and will also be used for general corporate purposes.

          The following represents the summary unaudited pro forma results of operations for the quarters ended May 2, 1998 and May 3, 1997 as if the acquisition of Glendale had occurred at the beginning of fiscal 1997. The pro forma results are not necessarily indicative of the results which may occur in the future.

                                                     1998              1997
                                                 ------------      ------------
Net Sales                                   $          67,386 $          71,338

Net (Loss) Income                                       (633)                61

Basic Net (Loss) Income Per Share                       (.06)               .01

Diluted Net (Loss) Income Per Share                     (.06)               .01

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                    THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED
                      WITH THIRTEEN WEEKS ENDED MAY 3, 1997

          Net sales increased from $58.7 million for the thirteen weeks ended May 3, 1997 to $60.4 million (2.9%) for the thirteen weeks ended May 2, 1998. The sales increase reflected the results of Glendale Hosiery, which was acquired on March 24, 1998. During this year's first quarter the Glendale sales were $3.8 million.

          Gross profit for the first quarter of fiscal 1999 was 12.8%. Included in this year's first quarter was $700 million, or 1.2% in costs for the closing of the Company's Robbins, NC hosiery plant. Without this one-time non-recurring cost, this year's gross margin would have equaled last year's gross margin of 14.0%.

          Selling, general and administrative expenses for the first quarter of fiscal 1999 increased to $7.0 million from $6.8 million (2.9%) last year primarily due to higher sales volume. As a percentage of net sales, this year's 11.6% was the same as the prior year.

          Operating profit decreased to $0.7 million for the first quarter of fiscal 1999 from $1.4 million for the comparable period last year primarily due to the lower gross profit.

          Interest expense remained constant with last year's first quarter at $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

          On March 24, 1998, the Company completed the acquisition of Glendale Hosiery Company for a combination of stock, cash and the assumption of certain indebtedness. In conjunction with the acquisition, the Company's existing Credit Agreement was replaced by a $110.0 million new credit facility. One part of the new facility provides for a term loan ("Term Loan") of $25.0 million and a revolving loan facility of up to $70.0 million. A separate part of the new credit facility provides for an additional $15.0 million term loan. The revolving loan facility includes a sub-limit of $15.0 million for the issuance of letters of credit. As of June 5, 1998, the Company had $39.2 million of Term Loans outstanding, $37.0 million of borrowings under the revolving loan facility, and $5.5 million of outstanding letters of credit. The Company at June 5, 1998 had $14.3 million of availability under its revolving loan facility.

          The Company's cash on hand as of May 2, 1998 was a $0.9 million compared to $0.7 million at January 31, 1998. The Company manages cash to minimize outstanding bank borrowings.

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


                               ITHACA INDUSTRIES, INC.
                               -----------------------
                                    (Registrant)


                               By: /s/ Richard P. Thrush
                               -------------------------
                               RICHARD P. THRUSH
                               Senior Vice President Finance and Administration Principal Financial and Chief Accounting Officer

Dated: June 16, 1998

Exhibit Index


Exhibit No.   Description of Exhibits
-----------   -----------------------

    27        Financial Data Schedule for the quarterly period ended May 2, 1998