Form 10-Q
period 1998-08-01
ITHACA INDUSTRIES INC
filed 1998-09-15
CIK 732935

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended August 1, 1998

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                       Commission file number(s) 000-22385
                       -----------------------------------

                             ITHACA INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              56-1385842
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification number)

              Highway 268 West, P.O. Box 620, Wilkesboro, NC 28697
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (336) 667-5231
--------------------------------------------------------------------------------
                  (Registrant's telephone, including area code)

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

                                 YES [X] NO [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES [X] NO [ ]

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 15, 1998, the registrant had 10,400,000 shares of common stock, par value $.01 per share outstanding.

                             ITHACA INDUSTRIES, INC.
                                QUARTERLY REPORT

                          QUARTER ENDED AUGUST 1, 1998


                                      INDEX


PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Consolidated Balance Sheets - August 1, 1998 and January 31, 1998    3

         Consolidated Statements of Operations - Thirteen Weeks Ended
         August 1, 1998 and August 2, 1997                                    4

         Consolidated Statements of Operations - Twenty-Six Weeks Ended       5
         August 1, 1998 and August 2, 1997

         Consolidated Statements of Cash Flows - Twenty-Six Weeks Ended       6
         August 1, 1998 and August 2, 1997

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and      9
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


* NO INFORMATION PROVIDED DUE TO INAPPLICABILITY OF ITEM

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                               August 1, 1998  January 31, 1998
                                               --------------  ----------------
ASSETS
------
Current Assets:

    Cash and Cash Equivalents                  $          230  $            680

    Accounts Receivable - Net                          34,114            21,561

    Inventories  (Note 2)                              69,114            57,036

    Prepaid Expenses and Other Current Assets           4,382               667
                                               --------------  ----------------
        Total Current Assets                          107,840            79,944

Property, Plant and Equipment - Net                    34,858            34,115

Other Assets                                            7,703             1,931
                                               --------------  ----------------
        Total Net Assets                       $      150,401  $        115,990
                                               ==============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:

    Current Installments of Long-Term Debt     $          414  $             14

    Accounts Payable                                   15,820            10,102

    Accrued Payroll and Related Expenses                7,390             7,860

    Accrued Restructuring Costs                           -0-               995

    Other Accrued Expenses                              2,892             1,387

    Current Deferred Income Tax                         4,424             4,424

    Income Taxes Payable                                3,404             3,667
                                               --------------  ----------------
       Total Current Liabilities                       34,344            28,448

Long Term Debt - Related                                  783            20,036

Long Term Debt - Non Related                           79,623            33,483

Deferred Income Taxes                                  13,315            13,128
                                               --------------  ----------------
       Total Liabilities                              128,065            95,095

Stockholders' Equity:

    Common Stock of $.01 Par Value                        104               100

    Additional Paid-In Capital                         23,276            22,016

    Accumulated Deficit                                (1,044)           (1,221)
                                               --------------  ----------------
       Total Stockholders' Equity                      22,336            20,895

    Total Liabilities and Stockholders' Equity $      150,401  $        115,990
                                               ==============  ================

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     Thirteen Weeks Ended
                                               --------------------------------
                                               August 1, 1998    August 2, 1997
                                               --------------    --------------
Net Sales                                      $       67,249    $       60,934

Cost of Sales                                          56,438            51,187
                                               --------------    --------------
     Gross Profit                                      10,811             9,747

Selling, General and Administrative Expenses            7,594             6,375
                                               --------------    --------------
     Operating Profit                                   3,217             3,372

Interest Expense, Related Parties                          18               426

Interest Expense, Non-Related Parties - Net             2,182             1,339

Other Income - Net                                         90               127
                                               --------------    --------------
     Income Before Income Taxes                         1,107             1,734

Income Tax Expense                                        324               729
                                               --------------    --------------
     Net Income                                $          783    $        1,005
                                               ==============    ==============

Basic and Dilutive Net Income Per Common Share $         0.08    $         0.10
                                               ==============    ==============

Weighted Average Common Shares Outstanding         10,400,000        10,000,000
                                               ==============    ==============

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    Twenty-Six Weeks Ended
                                               --------------------------------
                                               August 1, 1998    August 2, 1997
                                               --------------    --------------
Net Sales                                      $      127,637    $      119,676

Cost of Sales                                         109,082           101,714
                                               --------------    --------------
     Gross Profit                                      18,555            17,962

Selling, General and Administrative Expenses           14,627            13,164
                                               --------------    --------------
     Operating Profit                                   3,928             4,798

Interest Expense, Related Parties                         315               656

Interest Expense, Non-Related Parties - Net             3,571             2,853

Other Income - Net                                        123               319
                                               --------------    --------------
     Income Before Income Taxes                           165             1,608

Income Tax Expense (Benefit)                              (9)               754
                                               --------------    --------------
     Net Income                                $          174    $          854
                                               ==============    ==============

Basic and Dilutive Net Income Per Common Share $         0.02    $         0.09
                                               ==============    ==============

Weighted Average Common Shares Outstanding         10,288,520        10,000,000
                                               ==============    ==============

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                    Twenty-Six Weeks Ended
                                               --------------------------------
                                               August 1, 1998    August 2, 1997
                                               --------------    --------------
Cash Provided By Operating Activities:

     Net Income                                $          174    $          854

Adjustments to Reconcile Net Income to Net
Cash Provided by Operations

     Depreciation and Amortization                      3,010             3,080

     Deferred Taxes                                       187             1,507

     Gain on Sale of Property, Plant and
     Equipment                                            (66)              (65)

Changes in Assets and Liabilities:

     (Increase) in Accounts Receivable                 (5,823)             (553)

     Decrease (Increase) in Inventories                (4,086)            1,660

     (Increase) Decrease in Assets Held for
     Disposition                                         (100)            3,626

     (Increase) Decrease in Prepaid Expenses             (464)             (131)

     Increase (Decrease) in Accounts Payable            2,239            (2,337)

     (Decrease) Increase in Accrued Expenses
     and Other Liabilities                                 20            (3,721)

     Decrease In Asset Writedown and Restructuring
     Reserve                                           (1,245)             (832)

     Decrease in Income Taxes Payable                    (263)             (568)
                                               --------------    --------------
        Net Cash Provided by Operations                (6,417)            2,520

Cash Flows From Investing Activities:

     Cash Used for the Purchase of Glendale
     Hosiery Assets                                    (6,911)              -0-

     Proceeds From the Sale of Property, Plant
     and Equipment                                        545               205

     Additions to Property, Plant and Equipment        (2,752)           (2,133)
                                               --------------    --------------
        Net Cash Used in Investing Activities          (9,118)           (1,928)

Cash Flows From Financing Activities:

     Borrowings (Repayment) of Long-Term Debt - Net     2,895           (10,656)

     Increase (Decrease) in Revolver                   14,934            11,500

     Cash Paid for Refinancing                         (2,744)              -0-
                                               --------------    --------------
        Net Cash Provided by Financing
        Activities                                     15,085               844

Net Increase (Decrease) in Cash and Cash
Equivalents                                              (450)            1,436

Cash and Cash Equivalents at Beginning of
Period                                                    680                66
                                               --------------    --------------

Cash and Cash Equivalents at End of Period     $          230    $        1,502
                                               ==============    ==============

Supplemental Disclosure of Cash Paid (Received)
During the Period For:

     Income Taxes                              $           47    $         (182)
                                               ==============    ==============

     Interest                                  $        2,923    $        2,599
                                               ==============    ==============

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE TWENTY-SIX WEEKS ENDED
                        AUGUST 1, 1998 AND AUGUST 2, 1997
                                   (UNAUDITED)


1.  FINANCIAL STATEMENTS

         The consolidated balance sheet as of August 1, 1998 and the consolidated statements of operations for the thirteen and twenty-six weeks ended August 1, 1998 and August 2, 1997, respectively, and the consolidated statements of cash flows for the twenty-six weeks ended August 1, 1998 and August 2, 1997 have been prepared by Ithaca Industries, Inc. the ("Company"). In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company at August 1, 1998 and the results of operations for the thirteen and twenty-six weeks ended August 1, 1998 and August 2, 1997, respectively, and the statements of cash flows for the twenty-six weeks ended August 1, 1998 and August 2, 1997 have been made on a consistent basis.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended January 31, 1998 and February 1, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 2, 1998.

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

2.  INVENTORIES

         Inventories consist of the following:

                                               August 1, 1998  January 31, 1998
                                               --------------  ----------------
Raw Materials                                  $       17,492  $         13,142

Work in Process                                        20,144            14,625

Finished Goods                                         32,028            29,519
                                               --------------  ----------------
                                               $       69,664  $         57,286

     Less Excess of FIFO over LIFO Cost                   550               250
                                               --------------  ----------------
                                               $       69,114  $         57,036
                                               ==============  ================

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

         The following represents the summary unaudited pro forma results of operations for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997 as if the acquisition of Glendale had occurred at the beginning of fiscal 1997. The pro forma results are not necessarily indicative of the results which may occur in the future.

                                              Thirteen Weeks Ended                       Twenty-Six Weeks Ended
                                      --------------------------------------    ----------------------------------------
                                        August 1, 1998      August 2, 1997        August 1, 1998        August 2, 1997
                                      ------------------  ------------------    ------------------    ------------------
Net Sales                             $           67,249  $           71,881    $          134,635    $          143,219

Net Income                            $              783  $            1,104    $              150    $            1,165

Basic and Dilutive Net Income Per     $             0.08  $             0.11    $             0.01    $             0.11
    Common Share

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                  THIRTEEN WEEKS ENDED AUGUST 1, 1998 COMPARED
                    WITH THIRTEEN WEEKS ENDED AUGUST 2, 1997

         Net sales increased from $60.9 million for the thirteen weeks ended August 2, 1997 to $67.2 million for the thirteen weeks ended August 1, 1998. Included in this year's sales is $8.7 million for Glendale Hosiery which was acquired on March 24, 1998. Partially offsetting this increase was a decrease of $3.0 million in other hosiery related business from the division's major customers due to product packaging changes and the lowering of in-store inventory levels. The company's underwear division's sales during this period were $500,000 higher than the same period last year.

         The gross profit margin for the second quarter of fiscal 1999 increased to 16.1% from 16.0% in the comparable period last year. This increase resulted from improved sourcing costs in the company's underwear division partially offset by the costs associated with consolidating the Company's two hosiery divisions.

         Selling, general and administrative expenses for the second quarter of fiscal 1999 increased to $7.6 million from $6.4 million last year primarily due to the higher sales volume associated with the Glendale acquisition. As a percent of sales, this year's expense was 11.3% versus 10.5% last year.

         Operating income decreased to $4.7 million for the second quarter of fiscal 1999 from $4.8 million for the comparable period last year.

         Interest expense for the thirteen weeks ended August 1, 1998 increased to $2.2 million from $1.8 million for the same period last year. This increase is attributed primarily to the increased average bank borrowings associated with the Glendale Hosiery acquisition.

                 TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 COMPARED
                   WITH TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

         Net sales increased from $119.7 million for the twenty-six weeks ended August 2, 1997 to $127.6 million for the twenty-six weeks ended August 1, 1998. The sales increase reflects, in part, $12.5 million for Glendale Hosiery. Sales in this year's first half declined by $3.3 million in other hosiery related business and by $1.2 million in the Company's underwear division.

         The gross profit margin decreased for the first half of fiscal 1999 to 14.5% from 15.0% for the comparable period last year. The decrease results primarily from the costs incurred to consolidate the Company's two hosiery divisions.

         Selling, general and administrative expenses for the first half of fiscal 1999 increased to $14.6 million from $13.2 million last year. This increase is due primarily to the higher sales volume associated with the Glendale acquisition. As a percent of sales, this year's expense was 11.5% versus 11.0% in the comparable period last year.

         Operating income decreased to $3.9 million for the first half of fiscal 1999 from $4.8 million for the comparable period last year.

         Interest expense for the twenty-six weeks ended August 1, 1998 increased to $3.9 million from $3.5 million in the first half last year. This increase is attributed primarily to the increases average bank borrowings associated with the Glendale Hosiery acquisition.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this report including information set forth under "Management's Discussion and Analysis of Financial condition and Results of Operations," constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Ithaca Industries, Inc., a Delaware corporation (the "Company" or "Ithaca"), desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward- looking statements included in this report, involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. These risks include business risks such as changes in the price of raw materials, concentration of Ithaca's principal customers, availability of labor and competitive factors; industry risks such as changes in the retailing industry and shifts in consumer preferences; financial risks such as liquidity and access to capital; integration of the Glendale Hosiery Company acquisition; and other risks as set forth from time to time in the company's filings with the Securities and Exchange Commission.

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

LIQUIDITY AND CAPITAL RESOURCES

         On March 24, 1998, the Company completed the acquisition of Glendale Hosiery Company for a combination of stock, cash and the assumption of certain indebtedness. In conjunction with the acquisition, the Company's existing Credit Agreement was replaced by a $110.0 million new credit facility. One part of the new facility provides for a term loan ("Term Loan") of $25.0 million and a revolving loan facility of up to $70.0 million. A separate part of the new credit facility provides for an additional $15.0 million term loan. The revolving loan facility includes a sub-limit of $15.0 million for the issuance of letters of credit. As of September 8, 1998, the Company had $38.6 million of Term Loans outstanding, $41.9 million of borrowings under the revolving loan facility, and $5.6 million of outstanding letters of credit. The Company at September 8, 1998 had $11.5 million of availability under its revolving loan facility.

YEAR 2000 ("Y2K") COMPLIANCE

         Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage similar normal business activities.

         To improve the Company's overall financial and operational information, an Enterprise Resource Planning ("ERP") system was selected and is in the process of being installed. This new ERP system which is Y2K complaint, will replace the Company's legacy systems. The ERP project is supervised and supported by senior management. Areas outside the scope of the ERP project that have Y2K compliance issues, such as time clocks, phone systems and manufacturing machines, are also being addressed.

         The project is estimated to be completed not later than July 31, 1999, which is prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software and a conversion to new software, the Y2K issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Y2K issue could have a material impact on the operations of the Company.

         The Company has had formal communications with its major customers and suppliers regarding standardizing systems for Y2K compliance. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

         The incremental cost of becoming Y2K compliant is not material and the date on which the Company believes it will complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be not guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                          None

Item 2   Changes in Securities                                      None

Item 3   Defaults upon Senior Securities                            None

Item 4   Submission of Matter to a Vote of Security Holders         None

Item 5   Other Information                                          None

Item 6   Exhibits and Reports on Form 8-K:
           (a)  Exhibits

           Ex. 27 -- Financial Data Schedule

           (b)  Reports on Form 8-K                                   13

PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

           (a)  Exhibits

                Ex. 27 - - Financial Data Schedule

           (b)  Reports on Form 8-K

                1. Form 8-K filed July 20, 1998 reported under Item 5 "Other
                   Events" that the Company's Board of Directors declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record at the close of business on July 23, 1998.

                2. Form 8-K filed July 14, 1998 reported under Item 5 "Other
                   Events" the issuance of a press release announcing the Company had entered into a Rights Agreement.

                3. Form 8-K filed June 10, 1998 reported under Item 5 "Other
                   Events" the issuance of a press release reporting results for the fiscal 1999 first quarter ended May 2, 1998.

                4. Form 8-K/A filed June 10, 1998 amended Form 8-K filed on
                   April 3, 1998 to include the consents of independent accountants.

                5. Form 8-K/A filed June 2, 1998 amended Form 8-K filed on April
                   3, 1998 to include the audited financial statements of the business acquired, Glendale Hosiery Company, and pro forma financial information.

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


Dated: September 15, 1998

Exhibit Index
-------------

Exhibit No.    Description of Exhibits
-----------    -----------------------

    27         Financial Data Schedule for the six month period ended August 1,
               1998