Form 10-Q
period 1998-10-31
ITHACA INDUSTRIES INC
filed 1998-12-15
CIK 732935

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

  (Mark One)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1998

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                       Commission file number(s) 000-22385

                             ITHACA INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             56-1385842
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                           Identification number)

Highway 268 West, P.O. Box 620, Wilkesboro, NC                   28697
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

                             ITHACA INDUSTRIES, INC.
                                QUARTERLY REPORT

                         QUARTER ENDED OCTOBER 31, 1998

                                      INDEX

PART I.        FINANCIAL INFORMATION                                                                          Page
Item 1.        Consolidated Balance Sheets - October 31, 1998 and January 31, 1998                              3

               Consolidated Statements of Operations - Thirteen Weeks Ended October 31,                         4
               1998 and November 1, 1997

               Consolidated Statements of Operations - Thirty-Nine Weeks Ended                                  5
               October 31, 1998 and November 1, 1997

               Consolidated Statements of Cash Flows - Thirty-Nine Weeks Ended                                  6
               October 31, 1998 and November 1, 1997

               Notes to Consolidated Financial Statements                                                       7

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of                       9
               Operations

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                *

Item 2.        Changes in Securities                                                                            *

Item 3.        Defaults upon Senior Securities                                                                  *

Item 4.        Submission of Matters to a Vote of Security Holders                                              *

Item 5.        Other Information                                                                                *

Item 6.        Exhibits and Reports on Form 8-K                                                                14

               Signature                                                                                       15


* No information provided due to inapplicability of item

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In Thousands, except share data)

                                                                         October 31, 1998        January 31, 1998
                                                                      ----------------------  ----------------------
ASSETS
Current Assets:
     Cash and Cash Equivalents                                        $                  126  $                  680
     Accounts Receivable - Net                                                        40,928                  21,561
     Inventories (Note 2)                                                             63,903                  57,036
     Prepaid Expenses and Other Current Assets                                         4,890                     667
                                                                      ----------------------  ----------------------
        Total Current Assets                                                         109,847                  79,944

Property, Plant and Equipment - Net                                                   34,429                  34,115
Other Assets                                                                           7,415                   1,931
                                                                      ----------------------  ----------------------
        Total Net Assets                                              $              151,691  $              115,990
                                                                      ======================  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current Installments of Long-Term Debt                           $                  313 $                    13
     Accounts Payable                                                                 18,486                  10,102
     Accrued Payroll and Related Expenses                                              8,353                   7,860
     Accrued Restructuring Costs                                                       - 0 -                     995
     Other Accrued Expenses                                                            2,680                   1,387
     Current Deferred Income Tax                                                       4,424                   4,424
     Income Taxes Payable                                                              3,527                   3,667
                                                                      ----------------------  ----------------------
        Total Current Liabilities                                                     37,783                  28,448

Long Term Debt - Related                                                                 781                  20,036
Long Term Debt - Non Related                                                          76,270                  33,483
Deferred Income Taxes                                                                 13,693                  13,128
Other Non-Current Liabilities                                                             12                   - 0 -
                                                                      ----------------------  ----------------------
        Total Liabilities                                                            128,539                  95,095

Stockholders' Equity:
     Common Stock of $.01 Par Value                                                      104                     100
     Additional Paid-In Capital                                                       23,276                  22,016
     Accumulated Deficit                                                                (228)                 (1,221)
                                                                      ----------------------  ----------------------
        Total Stockholders' Equity                                                    23,152                  20,895

        Total Liabilities and Stockholders' Equity                    $              151,691  $              115,990
                                                                      ======================  ======================

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In Thousands, except share data)

                                                                                   Thirteen Weeks Ended
                                                                      ----------------------------------------------
                                                                         October 31, 1998        November 1, 1997
                                                                      ----------------------  ----------------------
Net Sales                                                             $               78,223 $                63,184

Cost of Sales                                                                         66,892                  53,607
                                                                      ----------------------  ----------------------
     Gross Profit                                                                     11,331                   9,577

Selling, General and Administrative Expenses                                           7,903                   6,690
                                                                      ----------------------  ----------------------
     Operating Profit                                                                  3,428                   2,887

Interest Expense, Related Parties                                                         18                     586

Interest Expense, Non-Related Parties - Net                                            2,185                   1,150

Other (Income) - Net                                                                     (93)                   (224)
                                                                      ----------------------  ----------------------
     Income Before Income Taxes                                                        1,318                   1,375

Income Tax Expense                                                                       503                     580
                                                                      ----------------------  ----------------------

        Net Income                                                    $                  815  $                  795
                                                                      ======================  ======================

Basic and Dilutive Net Income Per Common Share                        $                 0.08  $                 0.08
                                                                      ======================  ======================

Weighted Average Common Shares Outstanding                                        10,400,000              10,000,000
                                                                      ======================  ======================

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In Thousands, except share data)

                                                                                  Thirty-Nine Weeks Ended
                                                                      ----------------------------------------------
                                                                         October 31, 1998        November 1, 1997
                                                                      ----------------------  ----------------------
Net Sales                                                             $              205,861  $              182,860

Cost of Sales                                                                        175,975                 155,321
                                                                      ----------------------  ----------------------
     Gross Profit                                                                     29,886                  27,539

Selling, General and Administrative Expenses                                          22,529                  19,853
                                                                      ----------------------  ----------------------
     Operating Profit                                                                  7,357                   7,686

Interest Expense, Related Parties                                                        333                   1,242

Interest Expense, Non-Related Parties - Net                                            5,756                   4,004

Other (Income) - Net                                                                    (217)                   (543)
                                                                      ----------------------  ----------------------
     Income Before Income Taxes                                                        1,485                   2,983

Income Tax Expense                                                                       493                   1,334
                                                                      ----------------------  ----------------------
        Net Income                                                    $                  992  $                1,649
                                                                      ======================  ======================

Basic and Dilutive Net Income Per Common Share                        $                 0.10  $                 0.16
                                                                      ======================  ======================

Weighted Average Common Shares Outstanding                                        10,323,810              10,000,000
                                                                      ======================  ======================

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                  Thirty-Nine Weeks Ended
                                                                      ----------------------------------------------
                                                                         October 31, 1998        November 1, 1997
                                                                      ----------------------  ----------------------
Cash Provided by Operating Activities:
     Net Income                                                       $                  992  $                1,649
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in)
     Operations
     Depreciation and Amortization                                                     4,554                   4,568
     Amortization of Debt Fees                                                           398                   - 0 -
     Deferred Taxes                                                                      564                   1,016
     Gain on Sale of Property, Plant and Equipment                                       (66)                   (294)

Changes in Assets and Liabilities:
     (Increase) in Accounts Receivable                                               (12,635)                 (3,310)
     Decrease (Increase) in Inventories                                                1,125                   2,572
     (Increase) Decrease in Assets held for Disposition                                 (483)                  3,542
     (Increase) Decrease in Prepaid Expenses                                            (556)                   (301)
     Increase (Decrease) in Accounts Payable                                           4,905                  (1,122)
     (Decrease) Increase in Accrued Expenses and Other Liabilities                       779                  (3,286)
     Decrease In Asset Writedown and Restructuring Reserve                            (1,245)                   (986)
     Increase/(Decrease) in Income Taxes Payable                                        (140)                    495
                                                                      ----------------------  ----------------------
             Net Cash Provided by (Used in) Operations                                (1,808)                  4,543

Cash Flows From Investing Activities:
     Cash Used for the Purchase of Glendale Hosiery Assets                            (6,911)                  - 0 -
     Proceeds From the Sale of Property, Plant and Equipment                             752                     823
     Additions to Property, Plant and Equipment                                       (4,007)                 (3,151)
                                                                      ----------------------  ----------------------
             Net Cash Used in Investing Activities                                   (10,166)                 (2,328)

Cash Flows From Financing Activities:
     Borrowings (Repayment) of Long-Term Debt - Net                                    2,230                 (11,819)
     Increase (Decrease) in Revolver                                                  12,143                  10,500
     Cash Paid for Refinancing                                                        (2,953)                  - 0 -
                                                                      ----------------------  ----------------------
             Net Cash Provided by (Used in) Financing Activities                      11,420                  (1,319)

Net Increase (Decrease) in Cash and Cash Equivalents                                    (554)                    896
Cash and Cash Equivalents at Beginning of Period                                         680                      66
                                                                      ----------------------  ----------------------
Cash and Cash Equivalents at End of Period                            $                  126  $                  962
                                                                      ======================  ======================
Supplemental Disclosure of Cash Paid (Received) During the Period For:
     Income Taxes                                                     $                   49  $                 (172)
                                                                      ======================  ======================
     Interest                                                         $                5,290  $                4,765
                                                                      ======================  ======================

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE THIRTY-NINE WEEKS ENDED
                      OCTOBER 31, 1998 AND NOVEMBER 1, 1997
                                   (Unaudited)

1.       FINANCIAL STATEMENTS

         The consolidated balance sheet as of October 31, 1998 and the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997, respectively, and the consolidated statements of cash flows for the thirty-nine weeks ended October 31, 1998 and November 1, 1997 have been prepared by Ithaca Industries, Inc. the ("Company"). In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company at October 31, 1998 and the results of operations for the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997, respectively, and the statements of cash flows for the thirty-nine weeks ended October 31, 1998 and November 1, 1997 have been made on a consistent basis.

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

2.       INVENTORIES

         Inventories consist of the following:

                                                    October 31, 1998        January 31, 1998
                                                 ----------------------  ----------------------
         Raw Materials                           $               15,038  $               13,142
         Work in Process                                         18,067                  14,625
         Finished Goods                                          31,498                  29,519
                                                 ----------------------  ----------------------
                                                 $               64,603  $               57,286
            Less Excess of FIFO over LIFO Cost                      700                     250
                                                 ----------------------  ----------------------
                                                 $               63,903  $               57,036
                                                 ======================  ======================

3.       ACQUISITION AND REFINANCING

         Effective March 24, 1998, the Company purchased substantially all of the assets and assumed substantially all liabilities of Glendale Hosiery Company ("Glendale" or "Glendale Hosiery"). Glendale is in the business of manufacturing, marketing and distributing women's hosiery and is located in Siler City, North Carolina. The aggregate purchase price included cash, the Company's common stock, subordinated notes payable, and the assumption of indebtedness and liabilities.

         The following represents the summary unaudited pro forma results of operations for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997 as if the acquisition of Glendale had occurred at the beginning of fiscal 1997. The pro forma results are not necessarily indicative of the results which may occur in the future.

                                               Thirteen Weeks Ended                           Thirty-Nine Weeks Ended
                                   ----------------------------------------------  ----------------------------------------------
                                      October 31, 1998        November 1, 1997        October 31, 1998        November 1, 1997
                                   ----------------------  ----------------------  ----------------------  ----------------------
Net Sales                          $               78,223  $               75,914  $              212,858  $              219,133
Net Income                         $                  815  $                1,426  $                  965  $                2,591
Basic and Dilutive Net Income      $                 0.08  $                 0.14  $                 0.09  $                 0.25
  Per Common Share

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                 Thirteen Weeks Ended October 31, 1998 Compared
                   With Thirteen Weeks Ended November 1, 1997

         Net sales increased from $63.2 million for the thirteen weeks ended November 1, 1997 to $78.2 million for the thirteen weeks ended October 31, 1998. Included in this year's sales is $14.6 million for Glendale Hosiery which was acquired on March 24, 1998. Partially offsetting this increase was a decrease of $3.5 million in other hosiery related business due to product changes at one of the division's major customers and the lowering of in-store inventory levels by certain customers. The Company's underwear division's sales during this period were $3.9 million higher than the same period last year.

         The gross profit margin for the third quarter of fiscal 1999 decreased to 14.5% from 15.2% in the comparable period last year. This decrease resulted primarily from start-up costs for new programs and costs associated with consolidating the Company's two hosiery divisions.

         Selling, general and administrative expenses for the third quarter of fiscal 1999 increased to $7.9 million from $6.7 million last year primarily due to the higher sales volume associated with the Glendale acquisition. As a percent of sales, this year's expense was 10.1% versus 10.6% last year.

         Operating income increased to $3.4 million for the third quarter of fiscal 1999 from $2.9 million for the comparable period last year.

         Interest expense for the thirteen weeks ended October 31, 1998 increased to $2.2 million from $1.7 million for the same period last year. This increase is attributed primarily to the increased average bank borrowings associated with the Glendale Hosiery acquisition.

                Thirty-Nine Weeks Ended October 31, 1998 Compared
                  With Thirty-Nine Weeks Ended November 1, 1997

         Net sales increased from $182.9 million for the thirty-nine weeks ended November 1, 1997 to $205.9 million for the thirty-nine weeks ended October 31, 1998. The sales increase reflects, in part, $27.0 million for Glendale Hosiery and an increase of $2.8 million in the Company's underwear division. Partially offsetting these increases was a decrease of $6.8 million in other hosiery related business.

         The gross profit margin decreased for year-to-date fiscal 1999 to 14.5% from 15.1% for the comparable period last year. The decrease resulted primarily from the costs incurred to consolidate the Company's two hosiery divisions and to a lesser extent, the start-up costs for new programs in the hosiery division.

         Selling, general and administrative expenses for the thirty-nine weeks ended October 31, 1998 increased to $22.5 million from $19.9 million last year. This increase is due primarily to the higher sales volume associated with the Glendale acquisition. As a percent of sales, this year's expense remained constant with the comparable period last year at 10.9%.

         Operating income decreased to $7.4 million for year-to-date fiscal 1999 from $7.7 million for the comparable period last year.

         Interest expense for the thirty-nine weeks ended October 31, 1998 increased to $6.1 million from $5.2 million in the comparable period last year. This increase is attributed primarily to the increased average bank borrowings associated with the Glendale Hosiery acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         On March 24, 1998, the Company completed the acquisition of Glendale Hosiery Company for a combination of stock, cash and the assumption of certain indebtedness and liabilities. In conjunction with the acquisition, the Company's existing Credit Agreement was replaced by a $110.0 million new credit facility. One part of the new facility provides for a term loan ("Term Loan") of $25.0 million and a revolving loan facility of up to $70.0 million. A separate part of the new credit facility provides for an additional $15.0 million term loan. The revolving loan facility includes a sub-limit of $15.0 million for the issuance of letters of credit. As of December 7, 1998, the Company had $38.1 million of Term Loans outstanding, $36.2 million of borrowings under the revolving loan facility, and $4.1 million of outstanding letters of credit. The Company at December 7, 1998 had $21.3 million of availability under its revolving loan facility.

         As of October 31, 1998 one customer of the company was experiencing financial problems and owed $1.7 million which was past due. Subsequently, a $600 thousand payment was received. The company believes that the combination of future payments for the customer and existing bad debt reserves are adequate to cover the remaining balance.

YEAR 2000 ("Y2K") COMPLIANCE

         Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs may recognize a date using "00 as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage similar normal business activities.

         To improve the Company's overall financial and operational information, an Enterprise Resource Planning ("ERP") system was selected and is in the process of being installed. This new ERP system which is Y2K compliant, will replace the Company's legacy systems. The ERP project is supervised and supported by senior management. The implementation of the ERP system is a joint effort of the Company's internal staff and outside consultants.

         The Company's Y2K compliance project was begun in July, 1996 and has five phases. Phase one, which involved the assessment of all systems and equipment affected by the Y2K issue, has been completed. Phase two, which involved the defining of strategies to correct those systems and equipment which were found to pose Y2K problems, has also been completed. Phase three involved the remediation or replacement of the systems and equipment which were found to be defective and were not going to be resolved by the installation of the new ERP system mentioned above. The company has a definitive plan in place to make the necessary corrections and, as of October 31,1998, has completed the required changes for 75% of the identified problems. Phase four involved assessing the potential impact on the Company of the Y2K compliance efforts of its customers and suppliers. Formal communications were begun in March 1998 and a follow up communication occurred in September 1998. The Company is in the process of collecting and analyzing the responses received and, based on those responses, will determine by March 31,1999 what corrective actions need to be taken to minimize the impact on the Company. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems. Phase five involves the formal testing to insure Y2K compliance. This testing began in July 1997 and is planned to continue up through December 31, 1999.

         Since the actions being taken by the Company to correct the Y2K problem are extensive and on-going, the Company's worst case scenario is unknown at this time. The Company believes it is prudent to have contingency plans in place to minimize the impact of internal or third party failures to correct Y2K problems. During the first half of 1999 the Company will identify the areas where contingency plans are required based on the best information that it has available at that time.

         The incremental cost of becoming Y2K compliant is not material. The date on which the Company believes it will complete the Y2K modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

         The Company believes that the successful, timely completion of its Y2K compliance project will result in the Company not suffering any material adverse effect on its results of operations, financial position or cash flows. However, if all Y2K issues are not properly identified, assessed, remediated, replaced or tested, there can be no assurance that the Y2K issue will not have a material adverse effect on its results of operations, financial position, or cash flows or adversely affect the Company's relationship with suppliers, customers or other third parties. Additionally, there can be no assurance that the Y2K issues of other entities will not adversely effect the Company.

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

Item 1         Legal Proceedings                                           None

Item 2         Changes in Securities                                       None

Item 3         Defaults upon Senior Securities                             None

Item 4         Submission of Matter to a Vote of Security Holders          None

Item 5         Other Information                                           None

Item 6         Exhibits and Reports on Form 8-K:

               (a)    Exhibits

                      Ex. 27 -- Financial Data Schedule

               (b)    Reports on Form 8-K                                    14

PART II.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K:

               (a)   Exhibits

                     Ex. 27 -- Financial Data Schedule

               (b)   Reports on Form 8-K

                     1.    Form 8-K/A filed September 14, 1998 provided under
                           Item 7 "Financial Statements and Exhibits" the letter from KPMG Peat Marwick LLP required by Item
                           304 (a) (3) of Regulation S-K.

                     2. Form 8-K filed September 4, 1998 reported under Item 5 "Other Events" the issuance of a press release reporting results for the fiscal 1999 second quarter ended August 1, 1998.

                     3. Form 8-K filed August 31, 1998 reported under Item 5 "Other Events" that the Company's Board of Directors approved Amendment No. 1 to the "Rights Agreement" dated July 10, 1998.

                     4. Form 8-K filed August 24, 1998 reported under Item 4 "Changes in Registrant's Certifying Accountant" that the Company's Board of Directors approved the engagement of PricewaterhouseCoopers LLP as the Company's principal independent accountants and the dismissal of KPMG Peat Marwick LLP as the Company's principal independent accountants.

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

Dated: December 15, 1998
       -----------------

Exhibit Index
-------------

Exhibit No.     Description of Exhibits
-----------     -----------------------
    27          Financial Data Schedule for the nine month period ended October
                31, 1998