Form 10-K
period 1999-01-31
ITHACA INDUSTRIES INC
filed 1999-05-14
CIK 732935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                     For fiscal year ended January 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
            For the transition period from ___________ to __________.

                        Commission File Number 000-22385

                             ITHACA INDUSTRIES, INC.
                             -----------------------
               (Exact name of issuer as specified in its charter)

           Delaware                                        56-1385842
           --------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

       Highway 268 West, P.O. Box 620, Wilkesboro, North Carolina      28697
       ----------------------------------------------------------      -----
       (Address of principal executive offices)                      (Zip code)

       Registrant's telephone number, including area code:  (336) 667-5231

       Securities registered pursuant to Section 12(b) of the Act:

       (Title of each class       Name of each exchange on which registered:)
       --------------------       -------------------------------------------
       None

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title and class
                     Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant can not be determined in the manner called for by Form 10-K. See Item 5.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding as of May 5, 1999 was 10,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III (Items 10,11, and 12) of this Form 10-K is incorporated by reference to the Registrants definitive proxy statement relating to its annual meeting of stockholders to be held on June 14, 1999, which was filed the same day this Form 10-K was filed with the Commission.

                     The Exhibit Index is located on page 39

                                     PART I

Special Note Regarding Forward-Looking Statements

         Certain statements in this report including information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Ithaca Industries, Inc., a Delaware corporation (the "Company" or "Ithaca"), desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this report, involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. The Company believes a change in the following important factors could cause such a material difference to occur: (1) the level of sales to the Company's major customers, in particular J.C. Penney, Gap, and Sears which accounted for approximately 50%, 11% and 10% respectively of the Company's total net sales for the 52-week period ended January 31, 1999; (2) the Company's ability to source or manufacture its products at a competitively favorable cost; (3) the general strength of retailing, in particular in the apparel categories in which the Company operates and at the retail outlets which are major customers of the Company; (4) the continued services of certain of the Company's senior executives; (5) the comparative strength of the Company's principal competitors, particularly the impact of foreign sourcing in the Company's product categories; (6) the absence of political or economic disruptions, quotas, labor disruptions, embargoes or currency fluctuations that might adversely affect the Company, particularly in Honduras and Mexico and other foreign nations where the Company currently or in the future sources its products; (7) the successful completion of the Company's Y2K compliance project; (8) the impact of price fluctuations of the Company's raw materials, particularly cotton and spandex, and the Company's ability to pass on to retailers and consumers any possible price increases; (9) the continued improvement of the Company's information systems; or (10) the ability of the Company to have access to adequate capital to meet its working capital needs and to fund necessary capital expenditures.

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

Fiscal Year End

         For purposes of presenting financial information in this report (other than the Financial Statements included in Item 8), the Company's fiscal years are indicated as ending on January 31, although such periods actually ended on the Saturday nearest such date.

ITEM 1.  Business

General

         Ithaca is a leading designer, marketer and manufacturer of private brand men's and boys' underwear and outerwear T-shirt products, and women's and girls' underwear. The Company believes it is the largest manufacturer of private brand men's underwear and the second largest private brand manufacturer of women's underwear in the United States, operating distribution and manufacturing facilities in the southeastern United States and off-shore manufacturing facilities in Central America. The key elements of the Company's strategy are to supply a wide variety of product offerings at a number of price points, to maintain a strong presence in multiple channels of distribution, to maintain close customer relationships by developing products and programs that suit individual customer needs, and to maintain a low cost and flexible manufacturing capability.

         The Company has adopted a plan to discontinue its hosiery business and has entered into and consummated, an agreement to sell substantially all of the Company's hosiery division assets (the "Agreement"). As a result, the Company will no longer be in the business of manufacturing hosiery and, accordingly, this line of business has been reported as a discontinued operation in the financial statements. Accordingly, the information in this report is provided after giving effect to the disposition of the Company's hosiery division. This transaction was consummated on April 30, 1999.

         The Agreement requires the purchaser to pay the Company 100% of the estimated tangible net worth of the hosiery business plus $1.5 million. 95% was paid at closing and the balance is subject to adjustments based on a final audit to be performed by the purchaser. The purchaser delivered to the Company at the closing a certificate representing 400,000 shares of the Company's common stock, par value $.01 per share. The purchaser also assumed: (i) the Company's liabilities under a Subordinated Promissory Note, dated March 24, 1998, from the Company to Glendale Hosiery Company in the principal amount of $736,000 and (ii) certain additional obligations in an amount up to $100,000.

         The Company is organized under the laws of the State of Delaware and its principal executive offices are located at Highway 268 West, P.O. Box 620, Wilkesboro, North Carolina 28697, Telephone Number (336) 667-5231.

Plan of Reorganization and Capital Structure

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

         On January 31, 1999, the capital structure of the Company consisted of approximately $77.7 million of long-term debt exclusive of current maturities, and approximately $14.3 million of net equity.

Fresh Start Reporting

         The Company adopted Fresh Start Reporting on November 22, 1996, the day the Plan of Reorganization was confirmed by the Bankruptcy Court. Accordingly, the Company's Consolidated Balance Sheets as of January 31, 1999, and January 31, 1998 and its Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity (Deficit) and Consolidated Statements of Cash Flows for the years ended January 31, 1999 and 1998 and the 10-week period ended January 31, 1997 will not be comparable to the prior periods included elsewhere herein.

Products and Sales

         The Company's two principal product lines are men's and boys' underwear and outerwear T-shirts, and women's and girls' underwear. The Company offers a large selection of products in a wide range of styles, sizes and colors. Ithaca has worked closely with its customers over the years to develop a wide variety of products in each of its product lines to meet the needs of retailers in varied distribution channels. The Company's offerings within each product line range from lower priced goods sold by discount stores to higher quality, higher priced styles sold by department and specialty stores. Management believes that this product breadth gives it a competitive advantage over other U.S. private brand manufacturers who do not offer such a wide selection and over foreign manufacturers who generally are not as capable of providing prompt delivery on a broad range of products. Ithaca's products are sold through a wide range of retail distribution channels and are offered to the public through more than 10,000 customer outlets, including discount stores, department stores, and specialty stores.

         Ithaca designs and manufactures over 160 styles of crew-neck T-shirts, V-neck T-shirts, briefs, athletic shirts and fashion underwear for its line of men's and boys' underwear and over 100 styles of briefs, hip huggers and bikini panties for its line of women's and girls' underwear. Ithaca also designs and manufactures over 30 styles of tank top shirts, mock turtleneck shirts, white and colored pocket T-shirts and white and colored T-shirt blanks for screen printing for its T-shirt product line. Products are made of 100% cotton, cotton and polyester blends and for fashion underwear, nylon.

         Men's and boys' underwear and outerwear T-shirts accounted for approximately 82% of the Company's net sales in the year ending January 31, 1999 and approximately 79% in the year ending January 31, 1998. Women's and girls' underwear sales accounted for approximately 15% of the Company's net sales in the year ending January 31, 1999 and 17% in the year ending January 31, 1998.

Raw Materials

         The principal materials used in the Company's production of goods are cotton, polyester, nylon and spandex yarns as well as tricot and powernet fabrics. The Company does not produce its own yarns and believes that purchasing yarns from the wide range of available sources located principally within the United States is cost-effective. Ithaca also purchases dyestuffs and packaging materials. The Company is not always able to promptly pass on to its customers price increases in raw materials principally due to the timing of raw material purchases and customer orders as well as competitive conditions.

         Management believes its sources of raw materials are adequate and does not currently anticipate difficulty in obtaining raw materials to meet its needs. The Company has not experienced any significant shortages of raw materials during the past 30 years.

Manufacturing and Sourcing

         Ithaca manufactures its products at 10 plants in the southeastern United States and Central America, and sources a portion of its products from contractors located in other countries throughout the world. Goods typically are produced in anticipation of customer demand and the Company maintains a general inventory which turned over approximately 3.3 times in the year ending January 31, 1999. In its fabric production facility, Ithaca has the flexibility to shift its manufacturing processes easily among many styles, colors and sizes in response to changes in demand. In the year ending January 31, 1999, approximately 64% of the Company's production was either assembled off-shore from components that were cut in the United States or sourced from the Far East versus 59% in the prior fiscal year.

Trademarks, Licenses and Patents

         Ithaca's products are predominantly sold under the private brand names or trade names of its customers. The Company usually seeks to obtain trademark registration protection for those private brand names developed by the Company, although such protection generally is not as critical as with branded products. The Company has registered 14 trademarks in the United States, and has 2 trademark applications pending as of April 15, 1999.

         The Company does not believe that the loss of any trademark or license with respect to any product or products or the expiration or invalidation of any patent would have a material adverse effect on the overall business of the Company.

Delivery Requirements

         All purchase orders are taken for current delivery and the Company has no long-term sales contracts with any customer, or any contract entitling Ithaca to be the exclusive supplier of merchandise to any retailer. The Company's standard payment terms are net 30 days and products are shipped F.O.B.
shipping point.

Seasonality

         The Company does not regard its overall business as highly seasonal.

Importance of Major Customers

         For the year ended January 31, 1999, J.C. Penney accounted for 50%, Gap accounted for 11%, and Sears accounted for 10% of the total net sales of the Company, compared to 47%, 11%, and 10% respectively in fiscal 1998. No other customers accounted for 10% or more of net sales in these periods. The loss of a material amount of sales to J.C. Penney, or a decline in J.C. Penney's business, or the loss of one of the Company's other major customers would have a material adverse effect on Ithaca's Results of Operations.

Backlog

         The dollar amount of backlog of orders believed to be firm is not material for an understanding of the business of the Company.

Competition

         The underwear market in the United States is highly competitive. The Company's products compete with products manufactured by other private brand suppliers as well as with products manufactured under recognized name brands.

         Ithaca believes it is the largest manufacturer of private brand merchandise in its men's underwear and the second largest manufacturer of private brand merchandise in its women's underwear line, offering a broad selection of styles, sizes and colors. The private brand underwear products business is generally comprised of small scale, privately owned companies with limited product lines. However, management is aware of several large private brand manufacturers with substantial resources. Ithaca's principal private brand competitors include: Beltex, Springford, Tultex and Delta Woodside in men's and boys' underwear or outerwear T-shirts and Fitzgerald and Wundies Industries Inc. in women's and girls' underwear.

         The supply of branded underwear is dominated by a few large manufacturers, most of which have substantially greater financial resources and market recognition than Ithaca. Many of these manufacturers also produce some private brand underwear products. The Company's largest competitors among branded product manufacturers are: Jockey International Inc. ("Jockey" and "Jockey for Her" brands), Sara Lee Corp. ("Hanes" and "Hanes Her Way" brands) and Fruit of the Loom, Inc. ("Fruit of the Loom" and "BVD" brands) in underwear.

         Competition in the underwear products market is generally based on price, quality and service. The Company believes that it offers a higher level of merchandising and marketing services to retailers implementing private brand programs.

Imports and Export Sales

         Ithaca's products compete with goods produced worldwide. Over the past decade, US imports of underwear have increased substantially. US manufacturers have responded to the influx of lower cost products by shifting production offshore. Ithaca's management believes that a significant portion of US imports represent goods for which cut components have been shipped overseas for assembly. Given the variety of sources for industry data and differences in categorization, it is difficult to compare retail spending categories to imports, but according to the American Apparel Manufacturers Association ("AAMA"), imports represented approximately 57% of underwear sales in calendar 1998, up from approximately 49% in the prior year. The Company believes that it is important to have the capability of sourcing a significant portion of its products from outside the United States. The Company has consolidated certain plants to off-shore facilities and has continued the process of moving more sewing operations off-shore. The Company has four Honduran subsidiaries which operate three sewing plants in that country, and uses sewing contractors in Mexico to produce primarily for men's and boys' underwear and outerwear T-shirts. Ithaca sources certain women's and girls' underwear products from the Far East. The Company's ability to utilize foreign sourcing is dependent on the absence of political or economic disruptions, quotas, labor disruptions, embargoes or currency fluctuations in the countries in which the Company sources its products.

         Less than 1% of the Company's sales for the 52-week period ended January 31, 1999 were made to firms outside the United States. The Company believes that changes in the level of sales outside of the United States would not have a material adverse effect on Ithaca's Results of Operations.

Environmental Matters

         The Company believes that its facilities and operations are substantially in compliance with current federal, state and local regulations regarding safety, health and environmental pollution. Ithaca has experienced no material difficulty in complying with these regulations and such compliance has not had a material adverse effect on the Company's capital expenditures, earnings or competitive position.

Employees

         The Company employed approximately 4,611 people as of March 31, 1999, of which approximately 4,404 were engaged in manufacturing and approximately 207 were engaged in managerial, administrative or sales and marketing functions. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with employees to be satisfactory and has never experienced any interruption of operations due to labor disputes.

ITEM 2.  Properties

         The Company leases its corporate headquarters in Wilkesboro, North Carolina. The Company also leases sales offices in New York City and Dallas, Texas. The Company distributes its women's and girls' underwear at its owned facilities in Cairo, Georgia. Cutting and distribution for men's and boys' underwear and T-shirt products takes place at an owned centralized distribution and cutting facility in Vidalia, Georgia. Men's and boys' underwear and outerwear T-shirts are sewn in two owned plants in the southeastern United States and at three facilities leased by the Company in Honduras. Fabric for use in the Company's underwear and T-shirt products is knit and finished at the Company's owned facility in Gastonia, North Carolina and narrow fabrics, such as waistbands, are manufactured at an owned facility in Graham, North Carolina. The Company also utilizes leased storage facilities at several plant locations. All of the Company's facilities are kept in good repair and have well-maintained equipment.

ITEM 3.  Legal Proceedings

         From time to time the Company is involved in legal proceedings relating to claims arising out of its operations in the normal course of business. The Company believes that there are no material legal proceedings pending or threatened against the Company or any of its properties.

ITEM 4.  Submission of Matters to a Vote of Holders of the Common Stock

         No matters have been submitted to a vote of the holders of Common Stock during the fourth quarter of the Registrant's 1999 fiscal year.

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

         On December 16, 1996, 10,000,000 shares of Common Stock were issued in reliance upon the exemption provided by 11 USC 1145. These shares were registered under the Securities Act of 1934, as amended, by means of a Registration Statement on Form S-1 declared effective on April 4, 1997. An additional 400,000 shares were issued on March 24, 1998 as part of the Purchase Agreement for Glendale Hosiery Company. These 400,000 shares were repurchased by the Company on April 30, 1999 in conjunction with the sale of its hosiery division.

         As of April 16, 1999, there were approximately 16 holders of record of Common Stock and there were no outstanding options or warrants to purchase, or securities convertible into, Common Stock or Preferred Stock other than options to purchase 741,130 shares of Common Stock, including the options granted to Alvarez & Marsal, Inc., issuable under the Company's 1996 Long Term Stock Incentive Plan (the "LTIP"), of which options to purchase 542,426 shares are currently exercisable.

         The Company has not paid any cash dividends on the Common Stock and does not anticipate that it will do so in the foreseeable future. The Company's Bank Credit Agreements (the "Credit Agreements") restrict the Company's ability to pay dividends on the Common Stock. Any determination to pay cash dividends in the foreseeable future will be at the discretion of the Company's Board of Directors (the "Board" or the "Board of Directors") and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board. The Company presently intends to retain earnings for working capital, to pay down long-term debt and to fund capital expenditures. Accordingly, there is no present intention to pay cash dividends on any shares of the Common Stock.

ITEM 6.  Selected Financial Data

         The following table sets forth selected financial information with respect to the Company for the years ended January 31, 1999 and January 31, 1998, the 10-week period ended January 31, 1997, and the 42-week period ended November 22, 1996 and is derived from and should be read in conjunction with the Company's audited Consolidated Financial Statements and related notes included in Item 8 of this report. Net income per share for the periods prior to November 23, 1996 are not meaningful because during such period the Company was a wholly owned subsidiary of Ithaca Holdings, Inc.

         The selected financial information set forth below is qualified by and should be read in conjunction with Item 8 the "Financial Statements" and the notes thereto and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report. Results of Operations of the Company for the years ended January 31, 1999, January 31, 1998 and the 10-week period ended January 31, 1997 will generally not be comparable to the other periods due to the effects of the Plan of Reorganization and fresh start reporting rules and procedures.

                                                    Post Confirmation                              Pre-Confirmation
                                  -------------------------------------------------------------------------------------------------
                                                                                       42-Week
                                                                        10-Week      Period Ended
                                     Year Ended       Year Ended      Period Ended   November 22,    Year Ended       Year Ended
                                  January 31, 1999 January 31, 1998 January 31, 1997     1996     January 31, 1996 January 31, 1995
                                  ---------------- ---------------- ---------------- ------------ ---------------- ----------------
(Dollars in thousands), except per
share data

Statement of Operations Data: (1)
Net sales                             $187,660         $186,366          $30,503       $224,690       $289,850         $229,670
Gross profit                            25,311           26,304            2,710         28,742         31,545           51,971
Operating income (loss)                  2,944            3,980           (3,801)         8,194          6,080           29,261
Income (loss) From Continuing
  Operations                          $ (1,650)        $   (520)         $(3,176)      $ (5,665)      $ (9,376)        $  6,882
                                      ========         ========          ========      ========       ========         ========
Basic and Diluted income
  (loss) per common share
  from continuing operations          $  (0.16)        $  (0.05)         $ (0.32)         n/a            n/a              n/a
                                      ========         ========          ========      ========       ========         ========
Balance Sheet Data
Total assets (2)                      $101,608         $ 95,523          $133,687      $155,993       $208,642         $224,471
Long-term debt exclusive of
  current Maturities                    77,713           53,519            66,069        77,255          n/a            221,819
Total stockholders' equity              14,290           20,895            19,359        22,116        (93,558)         (43,814)
Equity (book value) Per
  Outstanding Share                       1.37             2.09              1.94         n/a            n/a              n/a

Footnotes to the Selected Financial Data

(1) The Company has adopted a plan to divest its hosiery division, and accordingly the operating results of this segment of the business have been segregated from the Company's continuing operations, and are separately reported as a discontinued operation in the financial statements.

(2) 1999 and 1998 exclude investment in discontinued operations.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included in Item 8 of this report.

         The following table sets forth the percentage relationship to total net sales of certain items included in the Company's Statements of Operations:

                                                                                  10-Week Period    42-Week Period
                                           Fiscal Year Ended  Fiscal Year Ended       Ended             Ended
                                            January 31, 1999   January 31, 1998  January 31, 1997  November 22, 1996
                                           -----------------  -----------------  ----------------  -----------------
Net sales:
    Men's & boys' underwear and T-shirts          81.8%              78.5%             71.7%              74.8%
    Women's and girls' Underwear                  14.9               17.2              24.0               22.7
    Other                                          3.3                4.3               4.3                2.5
                                                ------             ------            ------             ------
        Total                                    100.0%             100.0%            100.0%             100.0%
    Cost of sales                                 86.5%              85.9%             91.1%              87.2%
                                                ------             ------            ------             ------
Gross profit                                      13.5%              14.1%              8.9%              12.8%

Income (Loss) From Continuing Operations          (0.9)%             (0.3)%           (10.4)%             (2.5)%

Results of Operations

Comparison of fiscal 1999 to fiscal 1998.

         Net sales increased modestly versus the prior year. Net sales rose $1.3 million to $187.7 million for fiscal 1999. Men's and boys' underwear and T-shirt sales were up 4.8%, while women's and girls' underwear sales were down 12.8%. Total unit volume was down 8.7%. The average selling price per dozen for fiscal 1999 was $26.84 for men's and boys' and $16.36 for women's and girls' compared to $25.46 and $13.45 respectively for fiscal 1998, primarily reflecting a change in the mix among product lines.

         Gross profit declined $1.0 million or 3.8% as compared to fiscal 1998. Gross profit margins also declined for fiscal 1999 to 13.5% of net sales from 14.1% in the prior period. This decline is primarily attributable to increased markdown allowances to dispose of excess inventory.

         Selling, general and administrative expenses decreased by $.8 million or 3.5% in fiscal 1999 versus the prior year. As a percentage of net sales, selling, general and administrative expense decreased to 11.5% in fiscal 1999 compared to 12.0% fiscal 1998.

         Net interest expense increased to $5.8 million for fiscal 1999 compared to $5.3 for fiscal 1998. This increase is attributed primarily to increased average bank borrowing.

         The income tax benefit for fiscal 1999 was 37% of income before income taxes compared to an expense of 34% for fiscal 1998.

Comparison of fiscal 1998 to the combined 10-week period ended January 31, 1997 and the 42-week period ended November 22, 1996.

         Net sales declined 27% to $186.4 million. This decline reflected, in part, the Company's previously announced decision to exit unprofitable lines of business. Sales of ongoing product categories also decreased reflecting lower sales to the Company's major customers. The 1998 fiscal year's revenue included $5.3 million in sales of eliminated product categories compared to $45.5 million in the comparable period last year. Men's and boys' underwear and T-shirt sales were down 22.8%, and women's and girls' underwear sales were down 45.3%. Unit volume was down 35.3% with men's and boys' underwear and T-shirts down 23.7%, and women's and girls' underwear down 48.6%. The average selling price per dozen for fiscal 1998 was $21.89 versus $20.32 in the comparable period last year, primarily reflecting a change in the mix among product lines. There were no significant pricing changes to the Company's customers during fiscal 1998.

         Gross profit declined $5.1 million or 16.4% as compared to the comparable period last year as a direct result of the lower sales volume. Gross profit margins for fiscal 1998 improved to 14.1% of net sales from 12.3% in the prior period. The improved margins resulted from the elimination of revenues with low gross margins, the continuing emphasis of moving production to lower-cost, offshore locations, and decreased depreciation expense as a result of fresh start reporting.

         Selling, general and administrative expenses decreased by $7.7 million or 25.6% in fiscal 1998 versus the comparable period last year. This decrease was a result of reduced employee related costs and reduced overhead support cost for the discontinued sales revenues. As a percentage of net sales, selling, general and administrative expense increased to 12.0% in fiscal 1998 compared to 11.8% in the comparable period last year.

         Net interest expense decreased to $5.3 million for fiscal 1998, a decrease of $9.2 million or 64% for the comparable period last year. This decrease is attributed to forgiveness of debt to restructuring reorganization.

         The income tax benefit for fiscal 1998 remained constant at 34% of loss before income taxes when compared to in the prior year's post confirmation period.

Discontinued Operations.

         The Company has adopted a plan to dispose of its hosiery business. The Company has entered into an agreement pursuant to which the Company sold substantially all of the assets of its hosiery division. The transaction was completed on April 30, 1999. See "Item 1. Business - General" for more information.

         The Company had a loss from discontinued operations of $6.2 million for the year ended January 31, 1999. This amount consisted of a net loss of $3.8 million on the operations of the segment during fiscal 1999 and an additional net loss of $2.4 million for disposal and phaseout costs. In the prior fiscal year, the discontinued operation generated a net profit of $2.1 million.

Liquidity and Capital Resources

         As of April 16, 1999, the Company had $36.4 million of term loans outstanding, $40.5 million of borrowings under the revolving loan facility, and $5.0 million of outstanding letters of credit. The Company at April 16, 1999 had $9.6 million of availability under its revolving loan facility.

         Both the revolving credit and term loan facilities outlined above, contain certain restrictive covenants, including, among others, a minimum tangible net worth requirement, a fixed-charge ratio requirement and a maximum funded indebtedness to cash flow ratio requirement. As of year end 1999, the Company was in violation of certain of the above covenants. Waivers have been obtained by the Company for the violations and new covenants were established for future periods.

         At January 31, 1999 the Company's net working capital was $45.6 million and the current ratio was 2.7:1. At January 31, 1998 the Company's net working capital was $39.8 million and the current ratio was 2.6:1. The Company reported a working capital deficit at the end of fiscal 1996 because of the presentation of substantially all outstanding debt as currently payable. The calculation of a current ratio under such circumstance would not be meaningful.

         The Company used cash in its operating activities of $9.6 million in the year ended January 30, 1999 compared to cash provided by operating activities of $16.7 million in the prior year. The variance in operating cash flow was principally caused by the operating results of the discontinued hosiery operations as well as increases in inventory and receivables of the continuing operations to decreases in the prior year.

         Capital additions were $5.0 million for the fiscal year ended January 31, 1999 and were related primarily to the funding of the Enterprise Resource Project ("ERP") and purchases of machinery and equipment. Capital additions of the comparable prior year period were $4.2 million and were primarily related to purchases of machinery and equipment.

         In connection with the sale of the hosiery business discussed above, the Company expects to apply net cash proceeds from such sale of approximately $24 million to reduce the outstanding balance on the Company's term loan and revolving credit facility. Management believes that the borrowing availability under the credit agreement, as amended, and the expected cash flows from operations will provide sufficient capital for the cash needs of the business.

         Inflation has had only a minimal impact on the Company in the past. The Company has minimized the impact of inflation on costs and expenses through cost controls and increased manufacturing efficiency. The Company has at times experienced some increase in the cost of labor, supplies, raw materials and administrative expenses. The Company is not always able to promptly pass on cost increases to its customers, principally due to the timing of raw materials purchases and customer orders as well as competitive pressures.

Year 2000 ("Y2K") Compliance

         Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage similar normal business activities.

         To improve the Company's overall financial and operational information, a system was selected and is in the process of being installed. This new ERP system, which is Y2K compliant, will replace the Company's legacy systems. The ERP project is supervised and supported by senior management. The implementation of the ERP system is a joint effort of the Company's internal staff and outside consultants.

         The Company's Y2K compliance project was begun in July, 1996 and has five phases. Phase one, which involved the assessment of all systems and equipment affected by the Y2K issue, has been completed. Phase two, which involved the defining of strategies to correct those systems and equipment which were found to pose Y2K problems, has also been completed. Phase three involved the remediation or replacement of the systems and equipment which were found to be defective and were not going to be resolved by the installation of the new ERP system mentioned above. The Company has a definitive plan in place to make the necessary corrections and, as of April 15, 1999, has completed the required changes for 90% of the identified problems. Phase four involved assessing the potential impact on the Company of the Y2K compliance efforts of its customers and suppliers. Formal communications with all major customers and suppliers by the Company were begun in March 1998 and a follow up communication occurred in September 1998. The Company is in the process of collecting and analyzing the responses received and, based on those responses, will determine what corrective actions need to be taken to minimize the impact of its customers' and suppliers' failure to address their Y2K problems on the Company. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems. Phase five involves the formal testing to insure Y2K compliance. This testing began in July 1997 and is planned to continue up through December 31, 1999.

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

         The Company believes that the successful, timely completion of its Y2K compliance project will result in the Company not suffering any material adverse effect on its results of operations, financial position or cash flows. However, if all Y2K issues are not properly identified, assessed, remediated, replaced or tested, there can be no assurance that the Y2K issue will not have a material adverse effect on its results of operations, financial position, or cash flows or adversely affect the Company's relationship with suppliers, customers or other third parties. Additionally, there can be no assurance that the Y2K issues of other entities will not adversely effect the Company. (See "Special Note Regarding Forward-Looking Statements")

Financial Condition

         On October 8, 1996 the company filed a voluntary petition for reorganization under Chapter 11 with the Bankruptcy Court. The filing of the voluntary petition resulted from a sequence of events stemming from the Company's default under the Credit Agreement.

         The Company emerged from bankruptcy on December 16, 1996 and a final order was issued by the Bankruptcy Court on April 7, 1997. Pursuant to the Plan of Reorganization, the Company repaid all of the secured and unsecured claims allowed by the Bankruptcy Court as follows: general unsecured claims were satisfied in the ordinary course of business. Noteholder claimants received the right to a pro rata share of 10,000,000 shares of Ithaca Common Stock (representing, in the aggregate, all of their outstanding shares of Ithaca Common Stock). Prior equity interests in the Company were canceled, annulled and extinguished. Administrative claims were paid in full, in cash, in the ordinary course of business. Tax claims were paid in full. Priority claims were paid in full. The Company's prior Credit Agreement was amended and restated. General secured claims were paid in full. Each holder of an allowed general secured claim was either paid in full on December 16, 1996 (or the date upon which there is a final order allowing such claim as an allowed secured claim), or was otherwise to be rendered unimpaired.

ITEM 8.  Financial Statements and Supplementary Data

                             Ithaca Industries, Inc.
                                and Subsidiaries

                        Consolidated Financial Statements
                      January 30, 1999 and January 31, 1998

                        Report of Independent Accountants


To the Board of Directors and
Stockholders of Ithaca Industries, Inc.


In our opinion, the accompanying consolidated balance sheet as of January 30, 1999 and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Ithaca Industries, Inc. and its subsidiaries (the "Company") at January 30, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As explained in Note 14, the Company has adopted a plan to sell substantially all the assets of the Hosiery Division. A loss on disposal of $2.4 million has been provided in the financial statements for the year ended January 30, 1999, and the results of operations of the Hosiery Division have been classified as discontinued operations.


PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 25, 1999, except for Note 14 which is as of April 30, 1999

                          Independent Auditors' Report


The Board of Directors
Ithaca Industries, Inc.:

We have audited the consolidated balance sheet of Ithaca Industries, Inc. and subsidiaries as of January 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended January 31, 1998; the 10-week period ended February 1, 1997; and the 42-week period ended November 22, 1996. In connection with our audits, we have also audited the related financial statement schedule of valuation and qualifying accounts for the year ended January 31, 1998; the 10-week period ended February 1, 1997, and the 42-week period ended November 22, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ithaca Industries, Inc. and subsidiaries as of January 31, 1998 and the results of their operations and their cash flows for the year ended January 31, 1998; the 10-week period ended February 1, 1997; and the 42-week period ended November 22, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

On December 16, 1996, the Company emerged from bankruptcy. As described in note 1 to the consolidated financial statements, the Company accounted for the reorganization as of November 22, 1996 and adopted fresh-start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As a result, the consolidated financial statements as of January 31, 1998 and for the year then ended and for the ten-week period ended February 1, 1997 present the financial position, results of operations, and cash flows of the reorganized entity and are, therefore, not comparable to the consolidated financial statements for periods prior to the Company's emergence from bankruptcy.

                                                          KPMG LLP

Atlanta, Georgia
March 27, 1998, except for
Note 14 which is as of
April 30, 1999

Ithaca Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
January 30, 1999 and January 31, 1998
--------------------------------------------------------------------------------


(In thousands, except share and per share data)                                                    1999           1998

                                    Assets
Current Assets:
   Cash and cash equivalents                                                                  $           66 $          680
   Trade accounts receivable, net of allowance for doubtful accounts of $765 at
      January 30, 1999 and January 31, 1998 (Note 8)                                                  19,836         16,759
   Inventories (Note 3)                                                                               49,707         47,214
   Prepaid expenses and other current assets                                                             270            434
   Assets held for disposition, net (Note 12)                                                          1,972            213
                                                                                              -------------- --------------
        Total current assets                                                                          71,851         65,300

Investment in discontinued operations (Note 14)                                                       27,553         17,513
Property, plant, and equipment, net (Note 4)                                                          26,016         28,709

Other assets:
   Intangible assets, net of accumulated amortization of $36 and $12 at
      January 30, 1999 and January 31, 1998, respectively                                                 83            107
   Other                                                                                               3,658          1,407
                                                                                              -------------- --------------
                                                                                              $      129,161 $      113,036
                                                                                              ============== ==============
                     Liabilities and Stockholders' Equity

Current liabilities:
   Current installment of long-term debt (Notes 5 and 13)                                     $           14 $           13
   Accounts payable                                                                                   10,723          8,233
   Accrued payroll and related expenses                                                                6,168          6,995
   Income taxes payable (Note 6)                                                                       5,450          3,667
   Deferred income taxes (Note 6)                                                                      1,498          4,424
   Other accrued expenses                                                                              2,434          2,162
                                                                                              -------------- --------------
        Total current liabilities                                                                     26,287         25,494

Long-term debt, excluding current installments, due to related parties (Notes 5 and 13)                   43         20,036
Long-term debt, excluding current installments (Notes 5 and 13)                                       77,670         33,483
Deferred income taxes (Note 6)                                                                        10,788         13,128
Other non-current liabilities                                                                             83             -
                                                                                              -------------- --------------
        Total liabilities                                                                            114,871         92,141
                                                                                              ============== ==============
Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 2,500,000 shares; none issued                               -              -
   Common stock of $.01 par value; authorized 27,500,000 shares; issued and outstanding
      10,400,000 shares at January 30, 1999 and 10,000,000 shares at January 31, 1998                    104            100
   Additional paid-in capital                                                                         23,276         22,016
   Accumulated deficit                                                                                (9,090)        (1,221)
                                                                                              -------------- --------------
                                                                                                      14,290         20,895
                                                                                              -------------- --------------
        Total stockholders' equity                                                            $      129,161 $      113,036
                                                                                              ============== ==============

          See accompanying notes to consolidated financial statements.

Ithaca Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended January 30, 1999 and January 31, 1998, 10-Week Period Ended
February 1, 1997 and 42-Week Period Ended November 22, 1996
--------------------------------------------------------------------------------


                                                                               Post-confirmation                  Pre-confirmation
                                                              ---------------------------------------------------------------------
                                                                                                  10-Week Period       42-Week
                                                                  Year Ended       Year Ended         Ended         Period Ended
(in thousands, except share and per share data)                January 30, 1999 January 31, 1998 February 1, 1997 November 22, 1996
Net sales                                                      $        187,660 $        186,366 $         30,503 $         224,690
Cost of sales
                                                                        162,349          160,062           27,793           195,948
                                                               ---------------- ---------------- ---------------- -----------------
   Gross profit                                                          25,311           26,304            2,710            28,742

Selling, general, and administrative expenses                            21,535           22,324            6,511            23,512
(Recovery of) provision for restructuring costs (Note 12)                   832                -                -            (2,964)
                                                               ---------------- ---------------- ---------------- -----------------
Operating income (loss)                                                   2,944            3,980           (3,801)            8,194
                                                               ---------------- ---------------- ---------------- -----------------
Other Income (expense):
   Interest expense - related parties (contractual interest
      of $3,252 at November 22, 1996)                                      (246)          (1,361)            (150)           (1,984)
   Interest expense, net of interest income of $64, $95, $81, and $164 (contractual interest of $17,512 at November
      22, 1996)                                                          (5,512)          (3,892)            (908)          (11,378)
   Other, net                                                               195              482               68               508
                                                               ---------------- ---------------- ---------------- -----------------
                                                                         (5,563)          (4,771)            (990)          (12,854)
                                                               ---------------- ---------------- ---------------- -----------------
Loss before reorganization items, income taxes, discontinued
   operations and extraordinary item                                     (2,619)            (791)          (4,791)           (4,660)

Reorganization items:
   Adjustments to fair value                                                  -                -                -             3,765
   Professional fees and other                                                -                -                -            (2,589)
                                                               ---------------- ---------------- ---------------- -----------------
Loss before income taxes, discontinued operations and
   extraordinary item                                                    (2,619)            (791)          (4,791)           (3,484)

Income tax (benefit) expense                                               (969)            (271)          (1,615)            2,181
                                                               ---------------- ---------------- ---------------- -----------------
Income (loss) from continuing operations                                 (1,650)            (520)          (3,176)           (5,665)
                                                               ---------------- ---------------- ---------------- -----------------
Discontinued operations:
   Income (loss) from operations of discontinued Hosiery
      Division, net of income tax (benefit) expense of
      ($2,295), $1,074, $215 and $2,037                                  (3,859)           2,056              419             3,113
   Loss on disposal of Hosiery Division, including provision
      of $670 for operating losses during phaseout period
      (net of income tax benefit of $1,445)                              (2,360)               -                -                 -
                                                               ---------------- ---------------- ---------------- -----------------
   Income (loss) from discontinued operations                            (6,219)           2,056              419             3,113
                                                               ---------------- ---------------- ---------------- -----------------
   Income (loss) before extraordinary item                               (7,869)           1,536           (2,757)           (2,552)

Extraordinary item - gain on debt discharge of $90,980 less
   income tax expense of $23,056                                              -                -                -            67,924
                                                               ---------------- ---------------- ---------------- -----------------
Net income (loss)                                              $         (7,869)$          1,536 $         (2,757)$          65,372
                                                               ================ ================ ================ =================

          See accompanying notes to consolidated financial statements.

Ithaca Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended January 30, 1999 and January 31, 1998, 10-Week Period Ended
February 1, 1997 and 42-Week Period Ended November 22, 1996
--------------------------------------------------------------------------------


                                                                               Post-confirmation                  Pre-confirmation
                                                              ---------------------------------------------------------------------
                                                                                                  10-Week Period       42-Week
                                                                  Year Ended       Year Ended         Ended         Period Ended
(in thousands, except share and per share data)                January 30, 1999 January 31, 1998 February 1, 1997 November 22, 1996
Basic and diluted loss from continuing operations
   per common share                                            $          (0.16)$          (0.05)$          (0.32)$               -

Basic and diluted income (loss) from discontinued operations
   per common share                                                       (0.60)            0.20             0.04                 -
                                                               ---------------- ---------------- ---------------- -----------------
Basic and diluted net income (loss)
   per common share                                            $          (0.76)            0.15 $          (0.28)$               -
                                                               ---------------- ---------------- ---------------- -----------------
Weighted-average common shares outstanding                           10,344,120       10,000,000       10,000,000                 -

          See accompanying notes to consolidated financial statements.

Ithaca Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Year Ended January 30, 1999, Year Ended January 31, 1998, 10-Week Period
Ended February 1, 1997 and 42-Week Period Ended November 22, 1996
--------------------------------------------------------------------------------

                                                                                                                           Total
                                                                          Common         Additional      Accumulated   Stockholders'
(in thousands, except share data)                        Shares           Stock       Paid-In Capital      Deficit        Equity
Balance at February 2, 1996                                  1,000     $          -   $         9,000   $   (102,558)  $    (93,558)

Net income for 42-week period ended November 22,
   1996 (pre-confirmation)                                       -                -                 -         65,372         65,372

Effect of reorganization:
   Elimination of accumulated deficit                            -                -                 -         37,186         37,186
   Cancellation of pre-confirmation shares                  (1,000)               -            (9,000)             -         (9,000)
   Issuance of post-confirmation shares                 10,000,000              100            22,016              -         22,116
                                                        ----------       ----------        ----------     ----------     ----------

Balance at November 22, 1996                            10,000,000              100            22,016              -         22,116

Net loss for 10-week period ended February 1, 1997               -                -                 -         (2,757)         2,757
                                                        ----------       ----------        ----------     ----------     ----------

Balance at February 1, 1997                             10,000,000              100            22,016         (2,757)        19,359

Net income for year ended January 31, 1998                       -                -                 -          1,536          1,536
                                                        ----------       ----------        ----------     ----------     ----------

Balance at January 31, 1998                             10,000,000              100            22,016         (1,221)        20,895

Issuance of common stock                                   400,000                4             1,260              -          1,264

Net income for year ended January 30, 1999                       -                -                 -         (7,869)        (7,869)
                                                        ----------       ----------        ----------     ----------     ----------

Balance at January 30, 1999                             10,400,000     $        104   $        23,276   $     (9,090)  $     14,290
                                                        ==========       ==========        ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

Ithaca Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended January 30, 1999, Year Ended January 31, 1998, 10-Week Period
Ended February 1, 1997 and 42-Week Period Ended November 22, 1996
--------------------------------------------------------------------------------


                                                                               Post-confirmation                  Pre-confirmation
                                                              ---------------------------------------------------------------------
                                                                                                  10-Week Period       42-Week
                                                                  Year Ended       Year Ended         Ended         Period Ended
(in thousands)                                                 January 30, 1999 January 31, 1998 February 1, 1997 November 22, 1996
Cash provided by operating activities:
   Net income (loss)                                           $         (7,869)$          1,536 $         (2,757)$          65,372
   Adjustments to reconcile net income (loss) to net cash
     provided by operations:
        Recovery of restructuring costs                                       -                -                -            (2,964)
        Gain on debt discharge                                                -                -                -           (90,980)
        Net adjustments in accounts for fair value                            -                -                -            (3,765)
        Provision for reorganization items                                    -                -                -             2,589
        Depreciation and amortization                                     4,512            5,412              944             8,504
        Deferred taxes                                                   (5,266)             378           (1,396)           31,578
        (Gain) loss on sale of property, plant, and equipment             2,298             (153)               -              (292)
        Changes in operating assets and liabilities before the
           effects of restructuring reclassifications:
              Trade accounts receivable                                  (3,077)           4,925           18,856           (12,718)
              Inventories                                                (2,493)           8,644            3,026              (646)
              Prepaid expenses and other assets                             284             (590)            (264)           14,204
              Assets held for disposition                                (1,759)           3,542             (781)           18,523
              Accounts payable                                            2,490             (640)          (1,744)           (3,928)
              Accrued payroll and related expenses                         (827)          (3,536)          (3,347)            4,408
              Other accrued expenses                                      2,138           (2,828)          (1,811)            1,469
                                                               ---------------- ---------------- ---------------- -----------------
                Net cash provided by (used in) operating
                   activities                                            (9,569)          16,690           10,726            31,354
                                                               ---------------- ---------------- ---------------- -----------------
Cash flows from investing activities:
   Proceeds from sale of property, plant, and equipment                   1,138              740               59               949
   Additions to property, plant, and equipment                           (5,028)          (4,209)            (797)           (3,248)
   Acquisition of company, net of cash acquired                            (236)               -                -                 -
   Increase in investment in discontinued operations                     (8,540)               -                -                 -
                                                               ---------------- ---------------- ---------------- -----------------
        Net cash used in investing activities                           (12,666)          (3,469)            (738)           (2,299)
                                                               ---------------- ---------------- ---------------- -----------------
Cash flows from financing activities:
   Repayment of long-term debt                                          (15,805)         (12,607)         (11,251)          (38,095)
   Proceeds from long-term debt                                          40,000                -                -                 -
   Payment of debt acquisition costs                                     (2,574)               -                -                 -
                                                               ---------------- ---------------- ---------------- -----------------
        Net cash (used in) provided by financing activities              21,621          (12,607)         (11,251)          (38,095)
                                                               ---------------- ---------------- ---------------- -----------------

        Net increase (decrease) in cash and cash equivalents               (614)             614           (1,263)           (9,040)

Cash and cash equivalents at beginning of period                            680               66            1,329            10,369
                                                               ---------------- ---------------- ---------------- -----------------
Cash and cash equivalents at end of period                     $             66 $            680 $             66 $           1,329
                                                               ================ ================ ================ =================
Supplemental disclosures - net cash paid (received)
   during the period for:
      Income taxes                                             $             59 $           (165)$           (360)$         (16,835)
      Interest                                                            4,736            6,232            1,991             8,011

          See accompanying notes to consolidated financial statements.

Ithaca Industries, Inc. and Subsidiaries
Notes to Financial Statements
Year Ended January 30, 1999 and January 31, 1998
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

1.       Description of Business and Basis of Presentation

         Ithaca Industries, Inc., (the "Company") is comprised of two segments; the Underwear Division and the Hosiery Division. The Underwear Division has two principal product lines: men's and boys' underwear and outerwear T-shirts, women's and girls' underwear. As discussed in Note 14, the Company has adopted a plan to discontinue operations of the Hosiery Division. The Company operates distribution and manufacturing facilities in the Southeastern United States and offshore manufacturing facilities in Central America. Additionally, the Company sources certain of its production from various contractors worldwide. The Company markets its products through a wide range of national and regional retail distribution channels, including discount stores, department stores and specialty stores. The majority of the Company's raw materials are readily available and are not dependent upon a single supplier. As of January 30, 1999, the Company's net long-lived assets outside of the U.S. (principally in Mexico and Central America) approximate $3,339 in comparison to domestic assets of approximately $22,677.

         The hosiery segment has been reflected as discontinued operations in the financial statements for the periods presented.

         Reorganization and Emergence from Chapter 11 Bankruptcy

         On December 16, 1996 (the "Effective Date"), the Company emerged from proceedings under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") pursuant to a Prepackaged Chapter 11 Plan of Reorganization (the "Plan"), which was confirmed by United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on November 22, 1996 (the "Confirmation Date"). The Plan implemented a financial restructuring whereby approximately $125,000 ($124,625, net of original issue discount) of previously outstanding Senior Subordinated Notes (the "Notes") and related accrued interest, which were subject to settlement under the Plan were exchanged for 10,000,000 shares of new common stock (the "Common Stock") issued by the Company in connection with the reorganization. Additionally, the Company's Credit Agreement was amended and restructured. The Company also has authorized 2,500,000 shares of preferred stock with $.01 par value. The Board of Directors is authorized, upon two-thirds affirmative vote, to issue preferred stock subject to restrictions contained in the Company's credit agreements, in one or more series, for any purpose permitted by law, and is authorized to fix the designations, power, rights, and preferences of the preferred stock.

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

         Fresh-Start Reporting

         For financial reporting purposes, the effective date of the Company's emergence from Chapter 11 was assumed to be November 22, 1996. In accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the

Ithaca Industries, Inc. and Subsidiaries
Notes to Financial Statements
Year Ended January 30, 1999 and January 31, 1998
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         Company adopted "Fresh-Start Reporting" and reflected the effects of such adoption in the consolidated financial statements as of November 22, 1996. The Post-Confirmation consolidated financial statements have been separated from the Preconfirmation amounts in the accompanying financial statements to signify that the Post-Confirmation consolidated financial statements are those of a new reporting entity and have been prepared on a basis not comparable to prior periods.

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

         Based on information from parties-in-interest and from the Company's financial advisors, the total reorganization value of the Company was estimated to be $155,993 at November 22, 1996. The estimated reorganization value of the Company was allocated to specific asset categories as follows:

         Current assets                                         $ 118,858
         Property and equipment                                    35,647
         Other noncurrent assets                                    1,488
                                                                ---------
                                                                $ 155,993
                                                                =========

         All payments and distributions required by the Plan to be made by the Company with respect to pre-petition claims against the Company have been made or provided for at November 22, 1996, and no further material recourse to the Company is available to any person with respect to any pre-petition claims.

Ithaca Industries, Inc. and Subsidiaries
Notes to Financial Statements
Year Ended January 30, 1999 and January 31, 1998
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

2.       Summary of Significant Accounting Policies and Practices

         Principles of Consolidation

         These consolidated financial statements include the financial statements of Ithaca Industries, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Cash and Cash Equivalents

         The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

         Inventories

         Inventories are valued at the lower of cost or market with cost determined using the last-in, first-out (LIFO) method.

         Property, Plant, and Equipment

         Property, plant, and equipment acquired after November 22, 1996 are stated at cost (see Note 1). Depreciation and amortization of property, plant, and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follow:

         Buildings and improvements                                 5-30 years
         Machinery and equipment                                     3-8 years
         Vehicles                                                      3 years

         Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts, and the gains or losses, if any, are reflected in income.

         Intangibles and Other Assets

         Intangible and other assets consist of patents, organizational costs and deferred debt costs and are amortized over their respective useful lives ranging from 5 to 18 years. Deferred debt expenses are amortized over the term of the loans to which the costs relate.

         The Company continually monitors conditions that may affect the carrying value of its long lived assets. When conditions indicate potential impairment of an asset, the Company will undertake necessary market studies and reevaluate projected future cash flows associated with the asset. When projected future cash flows, not discounted for the time value of money, are less than the carrying value of the asset, the impaired asset is written down to its net realizable value.

         Revenue Recognition

         Sales are recognized at the time the related goods are shipped.

Ithaca Industries, Inc. and Subsidiaries
Notes to Financial Statements
Year Ended January 30, 1999 and January 31, 1998
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         Income Taxes

         The Company provides deferred income taxes for the tax effects of temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities.

         Stock Option Plan

         The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which permits the Company to apply the accounting provisions of APB Opinion No. 25 and pro forma income per share disclosures for stock option grants made in future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

         Earnings Per Share

         Basic earnings per share are calculated based upon the weighted-average number of common shares outstanding during the year. Diluted earnings per share are based upon the weighted-average number of common shares and dilutive common equivalent shares outstanding during the year. The denominators used in the calculation of basic and diluted per share amounts are the same for all periods, as options to purchase shares of common stock under the Company's Stock Plan were not included in the computation of diluted per share amounts due to the fact that the options' price was greater than the average market price of the common shares. The numerators used in such calculations are also the same.

         Insurance Programs

         In general, the Company is self-insured for costs of workers' compensation, casualty and health and welfare claims. The Company uses commercial insurance for casualty and workers' compensation claims as a risk reduction strategy to minimize catastrophic losses. Workers' compensation and casualty losses are provided for using actuarial assumptions and procedures followed in the insurance industry, adjusted for company-specific history and expectations.

         Fiscal Year

         The Company's fiscal year ends on the Saturday closest to the end of January. The results of operations for the fiscal years ended January 30, 1999 and January 31, 1998 include 52-week periods. Results of operations for the year ended February 1, 1997 include the 10-week period ended February 1, 1997 (post-confirmation) and the 42-week period ended November 22, 1996 (pre-confirmation).

         Segment Reporting

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. Given the exiting of the Company's Hosiery Segment, as discussed in Note 14, the Company operates in one business segment. The Company has implemented this statement in fiscal year ended January 30, 1999 and has included the required information in Note 1.

Ithaca Industries, Inc. and Subsidiaries
Notes to Financial Statements
Year Ended January 30, 1999 and January 31, 1998
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

3.       Inventories

         Inventories consist of the following as of January 30, 1999 and January 31, 1998:

                                                      1999               1998

         Raw materials and supplies          $      12,615      $      12,075
         Work-in process                            13,262             13,175
         Finished goods                             24,274             22,153
                                             -------------      -------------
                                                    50,151             47,403
         Less excess of FIFO of LIFO cost              444                189
                                             -------------      -------------
                                             $      49,707      $      47,214
                                             =============      =============

         During the year ended January 31, 1998 and the 42-week period ended November 22, 1996, LIFO inventory layers were liquidated. This liquidation resulted in charging lower inventory costs prevailing in prior years to cost of sales, thus reducing cost of sales by $71 and $1,367, respectively.

4.       Property, Plant, and Equipment

         Property, plant, and equipment consist of the following as of January 30, 1999 and January 31, 1998:

                                                      1999               1998

         Land                                $       1,072      $         967
         Buildings and improvements                 11,240             15,139
         Machinery and equipment                    18,477             15,837
         Vehicles                                       74                 76
         Construction in progress                    4,120              1,372
                                             -------------      -------------
                                                    34,983             33,391
         Less accumulated depreciation and
         amortization                                8,967              4,682
                                             -------------      -------------
                                             $      26,016      $      28,709
                                             =============      =============

Ithaca Industries, Inc. and Subsidiaries
Notes to Financial Statements
Year Ended January 30, 1999 and January 31, 1998
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

5.       Long-Term Debt

         Long-term debt as of January 30, 1999 and January 31, 1998 is comprised of the following:

                                                      1999               1998

         Borrowings under credit agreements  $      40,258      $      17,500
            Revolving loans                         37,412             35,963
            Term loans                                  57                 69
                                             -------------      -------------
         9.0% to 10.5% notes, maturing 2001
         through 2003                               77,727             53,532

         Less current installments of
         long-term debt                                (14)               (13)
                                             -------------      -------------
                                             $      77,713      $      53,519
                                             =============      =============

    During March 1998, in conjunction with the acquisition of Glendale Hosiery (see Note 13), the Company replaced its existing revolving credit agreement with a new Receivable and Inventory Financing Agreement with a bank group for a revolving credit facility ("Revolving Credit Facility"). The borrowing base for the credit facility may not exceed a borrowing base determined by specified percentages of eligible accounts receivable and inventory as defined by the Agreement or $70,000. A commitment fee of .375% per annum is due on the unused portion of the Revolving Credit Facility. Interest is based on a performance-pricing matrix for both prime rate and Libor options (7.87% as of January 30, 1999) and is paid approximately quarterly. Attached to the Revolving Credit Facility is a letter of credit facility with a maximum borrowing base of $15,000. A letter of credit fee of .75% per annum applies to the daily stated amount of all commercial letters of credit. Stand-by letters of credit fees include a facing fee of .125% and the current Libor interest spread in effect. The Revolving Credit Facility expires on March 24, 2003.

    In addition to the Revolving Credit Facility, the Company has entered into a term loan facility with the same bank group totaling $25,000. The due date of this loan is March 24, 2003 and the current interest rate is prime +1% or Libor +2.75% (8.01% as of January 30, 1999). Interest is paid monthly.

    During fiscal year ended January 30, 1999, the Company executed a separate term loan facility with a financial institution totaling $15,000. The due date for this loan is September 30, 2003. The interest rate for this facility is 15% per annum.

    At January 31, 1998, there was $17,500 outstanding under the Company's former revolving loan agreements. At January 31, 1998, the Company also had $35,963 outstanding under former term loan agreements. These former agreements were terminated and the balances repaid with proceeds of the new facilities discussed above.

    At January 30, 1999, $3,667 of the outstanding term loan balance had been excluded from current installments of long-term debt as this amount could be repaid using the Revolving Credit Facility.

Ithaca Industries, Inc. and Subsidiaries
Notes to Financial Statements
Year Ended January 30, 1999 and January 31, 1998
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

    The principal maturities of long-term debt outstanding as of January 30, 1999 are as follows:

    Fiscal years ending in:

            2000                                             $   3,681
            2001                                                 4,833
            2002                                                 5,833
            2003                                                 7,653
            2004                                                55,727
                                                             ---------
                                                             $  77,727
                                                             =========

         The Revolving Credit Facility and both term loan facilities contain certain restrictive covenants, including, among others, a minimum tangible net worth requirement, a fixed-charge ratio requirement and a maximum funded indebtedness to cash flow ratio requirement. As of January 30, 1999, the Company was in violation of certain of the above covenants (see Note 14).

6.       Income Taxes

         Components of income tax (benefit) expense consist of:


                                        Post-confirmation                  Pre-confirmation
                        --------------------------------------------------------------------
                                                           10-Week Period       42-Week
                           Year Ended       Year Ended         Ended         Period Ended
                        January 30, 1999 January 31, 1998 February 1, 1997 November 22, 1996
Current:
   Federal              $          3,948 $           (596)$          (202)$           (5,827)
   State                             349              (53)            (18)              (514)

Deferred
   Federal                        (4,839)             348          (1,283)             7,840
   State                            (427)              30            (112)               682
                        ---------------- ---------------- --------------- ------------------
                        $           (969)$           (271)$        (1,615)$            2,181
                        ================ ================ =============== ==================

Ithaca Industries, Inc. and Subsidiaries
Notes to Financial Statements
Year Ended January 30, 1999 and January 31, 1998
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         Reported income tax (benefit) expense is reconciled to the amounts computed on the basis of earnings (loss) before income taxes at the statutory rate as follows:



                                                                               Post-confirmation                  Pre-confirmation
                                                              ---------------------------------------------------------------------
                                                                                                  10-Week Period       42-Week
                                                                  Year Ended       Year Ended         Ended         Period Ended
                                                               January 30, 1999 January 31, 1998 February 1, 1997 November 22, 1996
Computed "expected" Federal income tax
expense (benefit)                                                $      (890)     $      (269)     $    (1,629)     $     (1,185)
State and local taxes, net of Federal income
tax effect                                                               (79)             (24)            (144)             (105)
Amortization of intangible assets                                          -              127                -                 -
Nondeductible expenses relating to
reorganization                                                             -                -              216               744
Provision for resolution of tax audits and
adjustments to refund receivable                                           -                -                -             2,727
Other, net                                                                 -             (105)             (58)                -
                                                                 -----------      -----------      -----------      ------------
                                                                 $      (969)     $      (271)     $    (1,615)     $      2,181
                                                                 -----------      -----------      -----------      ------------

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 30, 1999 and January 31, 1998 are presented below:

                                                         1999            1998
Deferred tax assets:
    Nondeductible accruals                          $   3,489       $   2,631
    Inventory reserves                                  1,202               -
    Accounts receivable reserves and allowances           768              45
    Other                                               1,084               2
                                                    ---------       ---------
        Deferred tax assets                             6,543           2,678
                                                    ---------       ---------
Deferred tax liabilities:
    Tax attribute reductions of inventory, and
    property, plant, and equipment                    (18,569)        (17,090)
    Other                                                (260)         (3,140)
                                                    ---------       ---------
        Deferred tax liabilities                      (18,829)        (20,230)
                                                    ---------       ---------
        Net deferred tax liability                  $ (12,286)      $ (17,522)
                                                    =========       =========

7.       Related Party Transactions

         During the 42-week period ended November 22, 1996, the Company engaged in transactions with related parties, recognizing income from the former Parent company of approximately $299.

         As of January 31, 1998, long-term debt due to related parties consists of borrowings arising from the Reorganization (Note 1) held by a stockholder of the Company. This borrowing was fully repaid in fiscal 1999.

Ithaca Industries, Inc. and Subsidiaries
Notes to Financial Statements
Year Ended January 30, 1999 and January 31, 1998
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

8.       Credit Concentrations

         Most of the Company's sales are concentrated with national retailers. For the years ended January 30, 1999 and January 31, 1998, one customer individually accounted for 50% and 47%, respectively, of net sales.

9.       Fair Value of Financial Instruments

         At January 30, 1999 and January 31, 1998, management believes the fair value of the Company's debt approximates its carrying amount as it is based upon variable and/or market rates of interest. The carrying values of all other financial instruments in the consolidated balance sheets approximate fair values.

10.      Commitments and Other Matters

         The Company leases certain equipment and warehousing facilities under operating leases expiring at various dates through 2010. Total rent expense under these leases amounted to approximately $3,546, $3,343, $680 and $3,338, for the years ended January 30, 1999 and January 31, 1998; the 10-week period ended February 1, 1997; and the 42-week period ended November 22, 1996, respectively. In addition, the Company is responsible for payment of applicable real estate taxes, insurance, and maintenance expenses.

         At January 30, 1999, future minimum annual rentals under these leases are as follow:

         Fiscal years ending in:

                 2000                                     $    3,192
                 2001                                          2,416
                 2002                                          1,954
                 2003                                          1,738
                 2004                                            663
                 Thereafter                                      739
                                                          ----------
                                                          $   10,702
                                                          ==========

11.      Employee Benefit Plans

         The Company adopted an incentive compensation plan under which certain employees may receive discretionary bonus awards from a bonus pool calculated based on achievement of specified targets established by the Board of Directors. Bonus amounts recognized for the years ended January 30, 1999 and January 31, 1998; the 10-week period ended February 1, 1997; and the 42-week period ended November 22, 1996 were $0, $489, $560, and $1,740, respectively.

         The Company maintains a long-term incentive plan (the "Stock Plan") which permits the Company's Board of Directors to grant stock options to officers and key employees. The Stock Plan initially reserved 928,962 shares of authorized but unissued common stock. Total shares available for grant may be increased by the Board of Directors at their discretion. Stock options

Ithaca Industries, Inc. and Subsidiaries
Notes to Financial Statements
Year Ended January 30, 1999 and January 31, 1998
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         may be granted at an exercise price equal to or less than fair market value as stipulated in the applicable option agreement. Excluding a grant of 109,290 options to certain outside consultants, certain options vest one-third on the date of grant and one-third on the subsequent first and second anniversaries from the date of grant. The remaining options are performance based and vest in equal amounts based upon the achievement of certain performance targets for each of the three years subsequent to grant date. The exercise price for all options granted to date was $6.00 per share.

         The following table summarizes stock option activity:

         Year Ended January 30, 1999                        Number of shares

         Outstanding at beginning of year                        881,846
         Granted                                                 124,000
         Exercised                                                     -
         Expired                                                (254,537)
         Cancelled                                                     -
                                                                 -------
         Outstanding at end of year                              751,309
                                                                 =======
         Exercisable at end of year                              542,309
                                                                 =======

         Year Ended January 31, 1998                        Number of Shares

         Outstanding at beginning of year                        901,014
         Granted                                                  17,500
         Exercised                                                     -
         Expired                                                       -
         Cancelled                                               (36,668)
                                                                 -------
         Outstanding at end of year                              881,846
                                                                 =======
         Exercisable at end of year                              492,718
                                                                 =======

         10-Week Period Ended February 1, 1997              Number of shares

         Outstanding at beginning of period                            -
         Granted                                                 901,014
         Exercised                                                     -
         Expired                                                       -
         Cancelled                                                     -
                                                                 -------
         Outstanding at end of period                            901,014
                                                                 =======
         Exercisable at end of period                            240,994
                                                                 =======

Ithaca Industries, Inc. and Subsidiaries
Notes to Financial Statements
Year Ended January 30, 1999 and January 31, 1998
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         The company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock-based compensation. Had compensation cost been determined based on the fair value at the grant date of awards during the years ended January 30, 1999 and January 31, 1998 and the 10-week period ended February 1, 1997 consistent with provisions of SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been adjusted to the pro forma amounts indicated in the table below:

                                                                                                         10-Week
                                                         Year Ended             Year Ended            Period Ended
                                                      January 30, 1999       January 31, 1998       February 1, 1997
Net income (loss) - as reported                         $   (7,869)            $    1,536             $   (2,757)
Net income (loss) - pro forma                               (7,942)                 1,336                 (2,757)
Net income (loss) per common share - as reported             (0.76)                  0.15                  (0.28)
Net income (loss) per common share - pro forma               (0.77)                  0.13                  (0.28)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended January 30, 1999 and January 31, 1998 and the 10-week period ended February 1, 1997:

                                                                                                         10-Week
                                                         Year Ended             Year Ended            Period Ended
                                                      January 30, 1999       January 31, 1998       February 1, 1997
Dividend yield                                                  0%                     0%                     0%
Expected volatility                                            30%                    33%                    33%
Weighted average risk-free interest rate                      5.4%                   5.5%                   6.2%
Expected life                                              3 years                3 years                3 years

         The Company maintains a medical benefits plan and trust which covers substantially all employees of the Company. The plan is funded currently by contributions from the Company and employees based on anticipated claims costs and administrative expenses. Company contributions to the plan were $4,472, $4,645, $1,250, and $5,604, for the years ended January 30, 1999 and January 31, 1998; the 10-week period ended February 1, 1997; and the 42-week period ended November 22, 1996, respectively.

         The Company sponsors a defined contribution retirement plan for its employees. Company contributions are based upon a percentage of the employees' contributions. Contributions and administrative expenses incurred by the Company related to this plan totaled approximately $293, $226, $53 and $319, for the years ended January 30, 1999 and January 31, 1998; the 10-week period ended February 1, 1997; and the 42-week period ended November 22, 1996, respectively.

Ithaca Industries, Inc. and Subsidiaries
Notes to Financial Statements
Year Ended January 30, 1999 and January 31, 1998
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

12.      Restructuring

         During fourth quarter of fiscal 1999, the Company adopted a plan to exit two domestic facilities during fiscal 2000. In conjunction with this plan, the Company recorded charges totaling approximately $832 ($524 after related income tax expense). Such charges related primarily to the closing of the manufacturing facilities and the write-down of certain assets to net realizable value.

         As of January 30, 1999 and January 31, 1998, assets held for disposition consist of the following:

                                                                1999        1998
         Property, plant, and equipment, net of reserve of
            $4,144 at January 30, 1999 and $4,642 at
            January 31, 1998                                  $1,972        $213
                                                              ======        ====

         The reserves reflect management's best estimate of the recoverability of the related assets.

13.      Acquisition

         On March 24, 1998, the Company completed the acquisition of Glendale Hosiery Company (Glendale), a manufacturer and distributor of women's hosiery. Consideration paid included a cash payment of $1,500, issuance of 400,000 shares of Ithaca common stock valued at approximately $1,300 and subordinated notes totaling $1,200. Ithaca was also required to refinance $8,200 of Glendale's bank indebtedness. The transaction was financed with the proceeds from the refinancing of the Company's existing Credit Agreement with $110,000 in new credit facilities. This acquisition was accounted for under the purchase method and the assets and liabilities were recorded based on their estimated fair values resulting in goodwill of approximately $2,800.

         Unaudited pro forma information of consolidated results of operations of the Company and Glendale as if the acquisition had occurred February 1, 1998 has not been presented as the Company has adopted a plan to discontinue operations of the Hosiery Division in which Glendale is included (see Note 14).

14.      Subsequent Event

         On April 30, 1999, the Company sold substantially all the assets of the Hosiery Division. The results of operations of the Hosiery Division are reflected as discontinued operations for all periods presented in the consolidated financial statements. The Company has recorded a loss on disposal including operating losses during the phaseout period of $2,360, net of taxes. The investment in discontinued operations included in the balance sheet at January 30, 1999 and January 31, 1998 is primarily comprised of accounts receivable, inventory, fixed assets, goodwill, accounts payable and various other liabilities pertaining to the Hosiery Division.

Ithaca Industries, Inc. and Subsidiaries
Notes to Financial Statements
Year Ended January 30, 1999 and January 31, 1998
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         The Company has allocated interest expense to the discontinued operations based on the ratio of net assets of the discontinued operations to the total net assets of the consolidated Company. Interest expense allocated in the years ended January 30, 1999 and January 31, 1998, the 10-week period ended February 1, 1997 and the 42-week period ended November 22, 1996 was $2,398, $1,622, $325 and $4,110, respectively.

         In connection with the sale of the Hosiery Division, the Company has obtained waivers for violations of financial covenants referred to in
         Note 5.

         Operating results for discontinued operations, including an allocation of interest expense are as follows:


                                        Post-confirmation                  Pre-confirmation
                        --------------------------------------------------------------------
                                                           10-Week Period       42-Week
                           Year Ended       Year Ended         Ended         Period Ended
                        January 30, 1999 January 31, 1998 February 1, 1997 November 22, 1996
           Net sales        $  79,655        $  50,655          $  12,205            $ 72,913
       Income (loss)
   before income tax           (9,959)           3,130                634               5,150
       Income (loss)
   from discontinued
          operations           (6,219)           2,056                419               3,113

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

         The information required by this Item 10 is incorporated by reference herein from the material under the headings "Business Experience of Directors and Executive Officers," "Election of Directors Meetings of the Board of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's definitive proxy statement filed with the Commission relating to the annual meeting of stockholders to be held on June 14, 1999.

ITEM 11. Executive Compensation

         The information required by this Item 11 is incorporated by reference herein from the material under the headings "Remuneration of Directors and Executive Officers," and "Compensation Committee Interlocks and Insider Participation" contained in the Company's definitive proxy statement filed with the Commission relating to the annual meeting of stockholders to be held on June 14, 1999.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item 12 is incorporated by reference herein from the material under the heading "Security Ownership of Certain Beneficial Owners" contained in the Company's definitive proxy statement filed with the Commission relating to the annual meeting of stockholders to be held on June 14, 1999.

ITEM 13. Certain Relationships and Related Transactions

         During the Company's last fiscal year there were no reportable transactions or relationships.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)      Financial Statements, Financial Statement Schedules and Exhibits

         1.       Financial Statements

         A.       Independent Auditor's Report

                  1. PricewaterhouseCoopers LLP
                  2. KPMG LLP

         B. Consolidated Balance Sheets as of January 31, 1999, and January 31, 1998.

         C. Consolidated Statements of Operations for the years ended January 31, 1999, January 31, 1998, the 10-week period ended January 31, 1997 and the 42-Week period ended November 22, 1996.

         D. Consolidated Statements of Stockholders' Equity (Deficit) for the year ended January 31, 1999, January 31, 1998, the 10-Week Period ended January 31, 1997, and the 42-Week Period ended November 22, 1996.

         E. Consolidated Statements of Cash Flows for the years ended January 31, 1999, January 31, 1998, the 10-Week Period ended January 31, 1997, and the 42-Week Period ended November 22, 1996.

         F.       Notes to the Consolidated Financial Statements.

         2.       Financial Statement Schedule                   Page - 41

                  A. Report of Independent Accountants on Financial Statement Schedule

                  B. Schedule II -- Valuation and Qualifying Accounts - for the years ended January 31, 1999, January 31, 1998, the 10-Week Period ended January 31, 1997, and the 42-Week Period ended November 22, 1996.

         3.       Exhibits

                  All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Securities and Exchange Commission.

Exhibit No.       Description of Exhibits
-----------       -----------------------

2 Asset Purchase Agreement between Ithaca Industries, Inc and Glendale Group, Ltd. dated April 29, 1999.

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, dated March 17,
                  1997).

3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit F of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

4 Registration Rights Agreement, between the Company and various stockholders (incorporated by reference to Exhibit H of Exhibit 2.1 to the Company's Form 8-K, dated September 3,
                  1996).

10.1 Loan and Security Agreement among the Company, various banks, NationsBank, N.A. as agent, NationsBanc Montgomery Securities LLC as syndication agent and arranger and BankAmerica Business Credit, Inc. as documentation agent, dated as of March 24, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-k dated May 1, 1998.)

10.2 Loan and Security Agreement among the Company, various banks and NationsBank, N.A. as collateral agent, dated as of March 24, 1998 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-K dated May 1, 1998)

10.3 Ithaca Industries 1996 Long Term Stock Incentive Plan (incorporated by reference to Exhibit I of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

10.4 Employment Agreement of Jim D. Waller (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, dated March 17, 1997).

10.5              Employment Agreement of Richard P. Thrush.

10.6 Amendment and Waiver dated April 30, 1999 of the Loan and Security Agreement referred to in item 10.1.

10.7 Amendment and Waiver dated April 30, 1999 of the Loan and Security Agreement Referred to in item 10.2.

21 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Registration Statement on Form S-1, dated March 17, 1997).

23.1              Consent of PricewaterhouseCoopers LLP.

23.2              Consent of KPMG LLP.

24 Power of Attorney (included in the signature page of this report).

27                Financial Data Schedule for the year ended January 31, 1999.

99                Press Release of Ithaca Industries, Inc., dated April 29,
                  1999.

(b)      Reports on Form 8-K:

         No reports on Form 8-K have been filed by the Registrant during the last quarter of the fiscal year ended January 31, 1999.

         As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished directly to security holders. Proxy materials will be mailed on or about May 17, 1999 to security holders.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Wilkesboro, North Carolina, on this 14th day of May, 1999.

                             ITHACA INDUSTRIES, INC.


                             By: /s/ Richard P. Thrush
                             -------------------------
                             RICHARD P. THRUSH
                             (Secretary, Chief Financial and Accounting Officer)

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

      Signature                           Title                      Date(s)
      ---------                           -----                      -------

  /s/ Jim D. Waller         Chairman, Chief Executive Officer,    May 14, 1999
  -----------------               President and Director
    Jim D. Waller

/s/ Walter J. Branson                    Director                 May 14, 1999
---------------------
  Walter J. Branson

  /s/ Marvin B. Crow                     Director                 May 14, 1999
  ------------------
    Marvin B. Crow

 /s/ Francis Goldwyn                     Director                 May 14, 1999
 -------------------
   Francis Goldwyn

 /s/ Morton E. Handel                    Director                 May 14, 1999
 --------------------
   Morton E. Handel

/s/ David N. Weinstein                   Director                 May 14, 1999
----------------------
  David N. Weinstein

/s/ James A. Williams                    Director                 May 14, 1999
---------------------
  James A. Williams

                                  Exhibit Index


Exhibit No.       Description of Exhibits
-----------       -----------------------

2 Asset Purchase Agreement between Ithaca Industries, Inc and Glendale Group, Ltd. dated April 29, 1999.

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, dated March 17,
                  1997).

3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit F of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

4 Registration Rights Agreement, between the Company and various stockholders (incorporated by reference to Exhibit H of Exhibit 2.1 to the Company's Form 8-K, dated September 3,
                  1996).

10.1 Loan and Security Agreement among the Company, various banks, NationsBank, N.A. as agent, NationsBanc Montgomery Securities LLC as syndication agent and arranger and BankAmerica Business Credit, Inc. as documentation agent, dated as of March 24, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-k dated May 1, 1998.)

10.2 Loan and Security Agreement among the Company, various banks and NationsBank, N.A. as collateral agent, dated as of March 24, 1998 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-K dated May 1, 1998)

10.3 Ithaca Industries 1996 Long Term Stock Incentive Plan (incorporated by reference to Exhibit I of Exhibit 2.1 to the Company's Form 8-K, dated September 3, 1996).

10.4 Employment Agreement of Jim D. Waller (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, dated March 17, 1997).

10.5              Employment Agreement of Richard P. Thrush.

10.6 Amendment and Waiver dated April 30, 1999 of the Loan and Security Agreement referred to in item 10.1.

10.7 Amendment and Waiver dated April 30, 1999 of the Loan and Security Agreement Referred to in item 10.2.

21 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Registration Statement on Form S-1, dated March 17, 1997).

23.1              Consent of PricewaterhouseCoopers LLP.

23.2              Consent of KPMG LLP.

24 Power of Attorney (included in the signature page of this report).

27                Financial Data Schedule for the year ended January 31, 1999.

99                Press Release of Ithaca Industries, Inc., dated April 29,
                  1999.

(b)      Reports on Form 8-K:

         No reports on Form 8-K have been filed by the Registrant during the last quarter of the fiscal year ended January 31, 1999.

         As of the date of the filing of this Annual Report on Form 10-K no proxy materials have been furnished directly to security holders. Proxy materials will be mailed on or about May 17, 1999 to security holders.

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors of
Ithaca Industries, Inc.:

Our audit of the consolidated financial statements referred to in our report dated March 25, 1999, except as to Note 14 which is as of April 30, 1999, appearing on page 15 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule for the year ended January 30, 1999 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule for the year ended January 30, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Charlotte, North Carolina
March 25, 1999

                                                                     Schedule II

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

            Year ended January 30, 1999, Year ended January 31, 1998,
          10-Week Period ended January 31, 1997, Post-Confirmation and
             42-Week Period ended November 22, 1996; Preconfirmation

(Dollars in Thousands)


                                                          Balance at        Charged to
                                                         Beginning of        Cost and                  Balance at End
                   Description                           Year/Period         Expenses      Deductions  of Year/Period
--------------------------------------------------- -------------------- --------------- ------------- --------------
Year ended January 30, 1999 (post-confirmation):
     Allowance for doubtful accounts                          $   765              --              --             765
     Provision for claims and allowances                          699           2,456           2,000           1,155
     Reserve for plant closures                                   995             207             995             207
                                                    -------------------- --------------- ------------- --------------
                    Total                                     $ 2,459           2,663           2,995           2,127
                                                    ==================== =============== ============= ==============

Year ended January 31, 1998 (post-confirmation):
     Allowance for doubtful accounts                          $ 1,256             476             967             765
     Provision for claims and allowances                        1,029           2,970           3,300             699
     Reserve for plant closures                                 2,106              --           1,111             995
                                                    -------------------- --------------- ------------- --------------
                    Total                                     $ 4,391           3,445           5,377           2,459
                                                    ==================== =============== ============= ==============

10-week period ended February 1, 1997 (post-confirmation):
     Allowance for doubtful accounts                          $ 1,508               2             254           1,256
     Provision for discounts                                        5             544             549              --
     Provision for claims and allowances                        1,245             894           1,109           1,029
     Reserve for plant closures                                12,204              --          10,098           2,106
                                                    -------------------- --------------- ------------- --------------
                    Total                                    $ 14,962           1,441          12,011           4,391
                                                    ==================== =============== ============= ==============

42-week period ended November 22, 1996 (pre-confirmation):
     Allowance for doubtful accounts                          $ 1,215             333              40           1,508
     Provision for discounts                                       99           1,926           2,020               5
     Provision for claims and allowances                        1,256           4,580           4,591           1,245
     Reserve for plant closures                                37,093              --          24,889          12,204
                                                    -------------------- --------------- ------------- --------------
                    Total                                     $39,663           6,839          31,540          14,962
                                                    ==================== =============== ============= ==============