Form 10-Q
period 1999-05-01
ITHACA INDUSTRIES INC
filed 1999-06-15
CIK 732935

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

(Mark One)
  [ x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 1, 1999
                                       OR
  [   ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number(s)                000-22385
                         -------------------------------------------

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

               YES    x                                     NO
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

               YES    x                                     NO
                    -----                                        ------

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of June 15, 1999, the registrant had 10,000,000 shares of common stock, par value $.01 per share outstanding.

                             ITHACA INDUSTRIES, INC.
                                QUARTERLY REPORT
                            QUARTER ENDED MAY 1, 1999


                                      INDEX


Part I.           FINANCIAL INFORMATION                                    Page

Item 1.           Consolidated Balance Sheets - May 1, 1999 and
                  January 30, 1999                                            3

                  Consolidated Statements of Operations -
                  Thirteen Weeks Ended May 1, 1999 and May 2,
                  1998                                                        4

                  Consolidated Statements of Cash Flows -
                  Thirteen Weeks Ended May 1, 1999 and May 2,
                  1998                                                        5

                  Notes to Consolidated Financial Statements                  6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               7


Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                           *

Item 2.           Changes in Securities                                       *

Item 3.           Defaults upon Senior Securities                             *

Item 4.           Submission of Matters to a Vote of Security Holders         *

Item 5.           Other Information                                           *

Item 6.           Exhibits and Reports to Form 8-K                           10

                  Signature                                                  11


*  No information provided due to inapplicability of item

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                         (Unaudited)
                                                                         May 1, 1999           January 30, 1999
                                                                     ------------------       ------------------

ASSETS
------
Current Assets:
    Cash and Cash Equivalents                                        $           183          $         66
    Receivable from Sale of Discontinued Operations (Note 3)                   7,106                     -
    Accounts Receivable - Net                                                 19,083                19,836
    Inventories (Note 2)                                                      52,463                49,707
    Prepaid Expenses and Other Current Assets                                    894                   270
    Assets Held for Disposition, Net                                           3,586                 1,972
                                                                     ------------------       ------------------

      Total Current Assets                                                    83,315                71,851

Property, Plant and Equipment - Net                                           24,059                26,016
Investment in Discontinued Operations (Note 3)                                     -                27,553
Intangible Assets, Net of Accumulated Amortization                                77                    83
Other Assets                                                                   4,694                 3,658
                                                                     ------------------       ------------------
      Total Assets                                                   $       112,145          $    129,161
                                                                     ==================       ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
    Current Installments of Long-Term Debt                           $            14          $         14
    Accounts Payable                                                          15,954                10,723
    Accrued Payroll and Related Expenses                                       7,310                 6,168
    Other Accrued Expenses                                                     3,045                 2,434
    Current Deferred Tax Payable                                               1,498                 1,498
    Income Taxes Payable                                                       4,728                 5,450
                                                                     ------------------       ------------------
      Total Current Liabilities                                               32,549                26,287

Long Term Debt - Related                                                          36                    43
Long Term Debt - Non Related                                                  55,439                77,670
Deferred Income Taxes                                                         10,792                10,788
Other Non-Current Liabilities                                                    145                    83
                                                                     ------------------       ------------------
      Total Liabilities                                                       98,961               114,871

Stockholders' Equity:
    Common Stock of $.01 Par Value                                               100                   104
    Additional Paid-In Capital                                                22,780                23,276
    Accumulated Deficit                                                       (9,696)               (9,090)
                                                                     ------------------       ------------------
      Total Stockholders' Equity                                              13,184                14,290

    Total Liabilities and Stockholders' Equity                       $       112,145          $    129,161
                                                                     ==================       ==================

See accompanying notes to consolidated financial statements

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        (In Thousands, except share data)

                                                                         Thirteen Weeks Ended
                                                              -----------------------------------------

                                                                   May 1, 1999           May 2, 1998
                                                              ------------------       ----------------
Net Sales                                                     $      42,412            $      44,519
Cost of Sales                                                        36,348                   38,300
                                                              ------------------       ----------------
    Gross Margin                                                      6,064                    6,219
Selling, General and Adminstrative Expenses                           4,587                    5,129
Provision for Restructuring (Note 4)                                  1,070                        -
                                                              ------------------       ----------------
    Operating Income                                                    407                    1,090

Interest Expense, Related Parties                                        18                      209
Interest Expense, Non-Related Parties - Net                           1,417                      981
Other Income (Expense) - Net                                             65                       32
                                                              ------------------       ----------------
    (Loss) Before Income Taxes, Continuing Operations                  (963)                     (68)

Income Tax (Benefit) Expense                                           (356)                     (25)
                                                              ------------------       ----------------
Income (Loss) From Continuing Operations                               (607)                     (43)
Income (Loss) From Discontinued Operations (Note 3)                       -                     (561)
                                                              ------------------       ----------------
    Net Income (Loss)                                                  (607)                    (604)

Basic and Dilutive Net (Loss) Per Common Share                        (0.06)                   (0.06)

Weighted Average Common Shares Outstanding                       10,400,000               10,171,429


See accompanying notes to consolidated financial statements

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                              May 1, 1999             May 2, 1998
                                                                           ---------------          ---------------
Cash Provided by Operating Activities:
    Net Loss                                                               $         (607)          $        (604)
Adjustments to Reconcile Net Loss to Net Cash Provided by
Operations
    Depreciation and Amortization of Property and Equipment                         1,081                   1,467
    Amortization of Intangible Assets                                                 176                      85
    Decrease in Provision for Deferred Taxes                                            -                      25
    (Gain) Loss on Sale of Property, Plant and Equipment                                -                       -

Changes in Assets and Liabilities:
    (Increase) Decrease in Accounts Receivable                                        753                  (3,671)
    (Increase) Decrease in Inventories                                             (2,756)                   (749)
    Increase (Decrease) in Assets Held for Disposition                                (18)                      -
    (Increase) Decrease in Prepaid Expenses                                        (1,831)                   (199)
    Increase (Decrease) in Accounts Payable                                         5,231                   1,229
    Increase (Decrease) in Accrued Expenses and Other Liabilities                   1,816                    (490)
    (Decrease) in Asset Writedown and Restructuring Reserve                             -                    (287)
    (Decrease) in Income Taxes Payable                                               (721)                   (379)
    Increase (Decrease) Deferred Income Tax                                             4                       -
                                                                           ---------------          ---------------
      Net Cash Provided from Operations                                             3,128                  (3,573)

Cash Flows From Investing Activities:
    Sale of Hosiery Division Assets                                                20,447                       -
    Proceeds from the Sale of Property, Plant and Equipment                           498                       8
    Additions to Property, Plant and Equipment                                     (1,218)                 (1,265)
    Payment for Purchase of Glendale Hosiery Assets                                     -                  (6,791)
                                                                           ---------------          ---------------
      Net Cash from Investing Activities                                           19,727                  (8,048)

Cash Flows From Financing Activities:
    Increase (Decrease) in Long-Term Debt                                          (7,119)                  3,698
    Increase (Decrease) in Revolver                                               (15,119)                 11,070
    Stock Repurchase                                                                 (500)                      -
    Cash Paid for Refinancing                                                           -                  (2,944)
                                                                           ---------------          ---------------
      Net Cash from Financing Activities                                          (22,738)                 11,824

Net Increase in Cash and Cash Equivalents                                             117                     203
Cash and Cash Equivalents at Beginning of Period                                       66                     680
                                                                           ---------------          ---------------
      Cash and Cash Equivalents at End of Period                           $          183           $         883
                                                                           ===============          ===============

Supplemental Disclosure of Cash Paid during the Period for:

    Income Tax                                                                          -                       -
                                                                           ===============          ===============
    Interest                                                               $        2,623           $       1,530
                                                                           ===============          ===============


See accompanying notes to consolidated financial statements

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE THIRTEEN WEEKS ENDED
                           MAY 1, 1999 AND MAY 2, 1998
                                   (Unaudited)

1.       FINANCIAL STATEMENTS

         The consolidated balance sheets as of May 1, 1999 and January 30, 1999, and the consolidated statements of operations for the thirteen weeks ended May 1, 1999 and May 2, 1998, and the consolidated statements of cash flows for the thirteen weeks ended May 1, 1999 and May 2, 1998 have been prepared by Ithaca Industries, Inc. (the "Company") without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company at May 1, 1999 and the results of operations for the thirteen weeks ended May 1, 1999 and May 2, 1998, and the statements of cash flows for the thirteen weeks ended May 1, 1999 and May 2, 1998 have been made on a consistent basis.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the years ended January 30, 1999 and January 31, 1998 included in the Company's Annual report on Form 10-K as filed with the Securities and Exchange Commission on May 14, 1999.

         The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.       INVENTORIES

         Inventories consist of the following:


                                            (Unaudited)
                                           May 1, 1999      January 30, 1999
                                           -----------      ----------------

                 Raw Materials             $    11,556      $      12,615
                 Work in Process                11,489             13,262
                 Finished Goods                 29,418             23,830
                                           -----------      ----------------

                                           $    52,463      $      49,707
                                           ===========      ================


3.       DISCONTINUED OPERATIONS

         On April 30, 1999, the Company sold substantially all the assets of its hosiery division. The results of operations of the hosiery division are reflected as discontinued operations within the income statements. The Company recorded a loss on disposal in the fourth quarter of fiscal 1999 of $2.4 million. The transaction is subject to a final purchase price adjustment which will be determined in the Company's second quarter of fiscal 2000. Management does not anticipate any significant change from the reserves provided.

         The Company received total proceeds of $24.1 million at the closing and has recorded a receivable for the estimated balance due.

4.       PROVISION FOR RESTRUCTURING

         The Company has recorded a provision for restructuring costs for the termination of approximately 700 production related employees of its underwear division at its Cairo, Georgia and Swainsboro, Georgia facilities. Additionally, certain assets have been classified as held for sale at May 1, 1999 related to the closure of the Cairo and Swainsboro facilities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                    Thirteen Weeks Ended May 1, 1999 Compared
                      With Thirteen Weeks Ended May 2, 1998

         The Company finalized the sale of its hosiery division on April 30, 1999. Accordingly, the results of operation for the thirteen weeks ended May 1, 1999 and May 2, 1998 reflect the hosiery division as discontinued operations.

         Net sales decreased from $44.5 million for the thirteen weeks ended May 2, 1998 to $42.4 million (4.7%) for the thirteen weeks ended May 1, 1999. The decrease reflects lower sales to some of the Company's major customers, offset by increased sales of underwear products that have been discontinued by the Company.

         The gross profit margin increased to 14.3% for the first quarter of fiscal 2000 from 14.0% in the comparable period last year.

         Selling, general and administrative expenses for the first quarter of fiscal 2000 decreased to $4.6 million compared to $5.1 million in the first quarter of fiscal 1999. This decrease results primarily from reduced personnel levels, advertising expenditures and license fees.

         Operating profit decreased to $400 thousand for the first quarter of fiscal 2000 from $1.1 million for the comparable period last year. The decrease is attributable to the one-time non-recurring cost for plant closings. Without this cost operating profit would have increased by $400 thousand (36%).

         Interest expense increased to $1.4 million for the first quarter of fiscal 2000 compared to $1.2 million for the first quarter of fiscal 1999. The increase is due primarily to increased average bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         On April 30, 1999, the Company, in conjunction with the sale of its hosiery operations, amended its existing credit agreements. The amended facilities total $85.4 million and consist of a term loan ("Term Loan") of $15.4 million, a revolving loan facility of up to $55.0 million and a separate term loan facility for an additional $15.0 million term loan (together with the Term Loan, the "Term Loans"). The revolving loan facility includes a sub-limit of $15.0 million for the issuance of letters of credit. As of June 2, 1999, the Company had $30.2 million of Term Loans outstanding, $26.1 million of borrowings under the revolving loan facility, and $5.0 million of outstanding letters of credit. The Company at June 2, 1999 had $8.4 million of availability under its revolving loan facility.

         The Company's cash on hand as of May 1, 1999 was $200 thousand compared to $100 thousand at January 30, 1999. The Company manages cash to minimize outstanding bank borrowings.

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

         The Company's Y2K compliance project was begun in July 1996 and has five phases. Phase one, which involved the assessment of all systems and equipment affected by the Y2K issue, has been completed. Phase two, which involved the defining of strategies to correct those systems and equipment which were found to pose Y2K problems, has also been completed. Phase three involved the remediation or replacement of the systems and equipment which were found to be defective and were not going to be resolved by the installation of the new ERP system mentioned above. The Company has a definitive plan in place to make the necessary corrections and, as of April 30, 1999, has completed the required changes for 95% of the identified problems. Phase four involved assessing the potential impact on the Company of the Y2K compliance efforts of its customers and suppliers. Formal communications with all major customers and suppliers by the Company were begun in March 1998 and follow up communications is ongoing. The Company is finalizing the analysis of the responses received and, based on that analysis, will determine what corrective actions need to be taken to minimize the impact of its customers' and suppliers' failure to address their Y2K problems on the Company. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems. Phase five involves the formal testing to insure Y2K compliance. This testing began in July 1997 and is planned to continue up through December 31, 1999.

         Since the actions being taken by the Company to correct the Y2K problem are extensive and ongoing, the Company's worst case scenario is unknown at this time. The Company believes it is prudent to have contingency plans in place to minimize the impact of internal or third party failures to correct Y2K problems. The Company is currently identifying the areas where contingency plans are required based on the best information that it has available at this time.

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

         The Company believes that the successful, timely completion of its Y2K compliance project will result in the Company not suffering any material adverse effect on its results of operations, financial position or cash flows. However, if all Y2K issues are not properly identified, assessed, remediated, replaced or tested, there can be no assurance that the Y2K issue will not have a material adverse effect on its results of operations, financial position, or cash flows or adversely affect the Company's relationship with suppliers, customers or other third parties. Additionally, there can be no assurance that the Y2K issues of other entities will not adversely affect the Company. (See "Special Note Regarding Forward-Looking Statements")

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

                                   ITHACA INDUSTRIES, INC.
                                   -----------------------
                                        (Registrant)


                                   By:  /s/ Richard P. Thrush
                                        ------------------------
                                            RICHARD P. THRUSH
                                            Senior Vice President Finance and
                                              Administration
                                            Principal Financial and Chief
                                              Accounting Officer



Dated:   June 15, 1999
      -------------------

Exhibit Index
-------------


Exhibit No.       Description of Exhibits
-----------       -----------------------

27                Financial Data Schedule for the quarterly period ended May 1,
                  1999