Form 10-Q
period 1999-07-31
ITHACA INDUSTRIES INC
filed 1999-09-14
CIK 732935

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1999
                                       OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                       Commission file number(s) 000-22385
                        ---------------------------------

                             ITHACA INDUSTRIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                          56-1385842
             --------                                          ----------
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                        Identification number)

              Highway 268 West, P.O. Box 620, Wilkesboro, NC 28697
              ----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (336) 667-5231
                                 --------------
                  (Registrant's telephone, including area code)

             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                                 YES [X] NO [ ]

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 3, 1999, the registrant had 10,000,000 shares of common stock, par value $.01 per share outstanding.

                             ITHACA INDUSTRIES, INC.
                                QUARTERLY REPORT

                           QUARTER ENDED JULY 31, 1999

                                      INDEX


Part I.   FINANCIAL INFORMATION                                             Page

Item 1.   Consolidated Balance Sheets - July 31, 1999 and January 30, 1999    3

          Consolidated Statements of Operations - Thirteen Weeks Ended        4
          July 31, 1999 and August 1, 1998

          Consolidated Statements of Operations - Twenty-Six Weeks Ended      5
          July 31, 1999 and August 1, 1998

          Consolidated Statements of Cash Flows - Twenty-Six Weeks Ended      6
          July 31, 1999 and August 1, 1998

          Notes to Consolidated Financial Statements                          7

Item 2.   Management's Discussion and Analysis of Financial Condition and     9
          Results of Operations

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   *

Item 2.   Changes in Securities                                               *

Item 3.   Defaults upon Senior Securities                                     *

Item 4.   Submission of Matters to a Vote of Security Holders                14

Item 5.   Other Information                                                  15

Item 6.   Exhibits and Reports on Form 8-K                                   13

          Signature                                                          16


*  No information provided due to inapplicability of item

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In Thousands, except share data)

                                                                                  July 31, 1999      January 30, 1999
                                                                               ------------------- --------------------
ASSETS
------
Current Assets:
   Cash and Cash Equivalents                                                   $               108 $                66
   Receivable from Sale of Discontinued Operations (Note 3)                                  1,891                   -
   Accounts Receivable - Net                                                                17,610              19,836
   Inventories (Note 2)                                                                     47,294              49,707
   Prepaid Expenses and Other Current Assets                                                   628                 270
   Assets Held for Disposition, Net                                                          3,602               1,972
                                                                               ------------------- --------------------
      Total Current Assets                                                                  71,133              71,851

Property, Plant and Equipment - Net                                                         24,079              26,016
Investment in Discontinued Operations                                                            -              27,553
Receivable from Sale of Discontinued Operations (Note 3)                                     2,382                   -
Other Assets                                                                                 4,596               3,741
                                                                               ------------------- --------------------
      Total Assets                                                             $           102,190 $           129,161
                                                                               =================== ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current Installments of Long-Term Debt                                      $                14 $                14
   Accounts Payable                                                                          8,379              10,723
   Accrued Payroll and Related Expenses                                                      5,093               6,168
   Other Accrued Expenses                                                                    2,711               2,434
   Current Deferred Tax Payable                                                              1,498               1,498
   Income Taxes Payable                                                                      3,328               5,450
                                                                               ------------------- --------------------
      Total Current Liabilities                                                             21,023              26,287

Long Term Debt - Related                                                                        34                  43
Long Term Debt - Non Related                                                                57,427              77,670
Deferred Income Taxes                                                                       10,792              10,788
Other Non-Current Liabilities                                                                  174                  83
                                                                               ------------------- --------------------
      Total Liabilities                                                                     89,450             114,871

Stockholders' Equity:
   Common Stock of $.01 Par Value                                                              100                 104
   Additional Paid-In Capital                                                               22,780              23,276
   Accumulated Deficit                                                                     (10,140)             (9,090)
                                                                               ------------------- --------------------
      Total Stockholders' Equity                                                            12,740              14,290

   Total Liabilities and Stockholders' Equity                                  $           102,190 $           129,161
                                                                               =================== ===================

           See accompanying notes to consolidated financial statements

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In Thousands, except share data)

                                                                                         Thirteen Weeks Ended
                                                                               ----------------------------------------
                                                                                  July 31, 1999       August 1, 1998
                                                                               ------------------- --------------------
Net Sales                                                                      $            41,449 $            48,680
Cost of Sales                                                                               35,189              40,215
                                                                               ------------------- --------------------
   Gross Margin                                                                              6,260               8,465
Selling, General and Administrative Expenses                                                 4,709               5,194
                                                                               ------------------- --------------------
   Operating Income                                                                          1,551               3,271

Interest Expense, Related Parties                                                                -                  13
Interest Expense, Non-Related Parties - Net                                                  1,709               1,541
Other Income (Expense) - Net                                                                   131                  90
                                                                               ------------------- --------------------
   (Loss) Income Before Income Taxes, Continuing Operations                                   (27)               1,807

Income Tax (Benefit) Expense                                                                  (10)                 668
                                                                               ------------------- --------------------
Income (Loss) From Continuing Operations                                                      (17)               1,139
Income (Loss) From Discontinued Operations                                                   (427)               (356)
                                                                               ------------------- --------------------
   Net Income (Loss)                                                           $             (444) $               783
                                                                               =================== ====================
Basic and Dilutive Income (Loss) From Continuing Operations
   per Common Share                                                            $              0.00 $            (0.11)

Basic and Dilutive Income (Loss) From Discontinued Operations
   per Common Share                                                                         (0.04)                0.03
                                                                               ------------------- --------------------
Basic and Dilutive Net Income (Loss) per Common Share                          $            (0.04) $            (0.08)
                                                                               =================== ====================
Weighted Average Common Shares Outstanding                                              10,000,000          10,400,000
                                                                               =================== ====================

           See accompanying notes to consolidated financial statements

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In Thousands, except share data)

                                                                                         Twenty-Six Weeks Ended
                                                                               ----------------------------------------
                                                                                  July 31, 1999       August 1, 1998
                                                                               ------------------- --------------------
Net Sales                                                                      $            83,862 $            93,199
Cost of Sales                                                                               71,537              78,515
                                                                               ------------------- --------------------
   Gross Margin                                                                             12,325              14,684
Selling, General and Administrative Expenses                                                 9,295              10,323
Provision for Restructuring (Note 4)                                                         1,070                   -
                                                                               ------------------- --------------------
   Operating Income                                                                          1,960               4,361

Interest Expense, Related Parties                                                               18                 222
Interest Expense, Non-Related Parties - Net                                                  3,126               2,522
Other Income (Expense) - Net                                                                   196                 122
                                                                               ------------------- --------------------
   (Loss) Income Before Income Taxes, Continuing Operations                                  (988)               1,739

Income Tax (Benefit) Expense                                                                 (366)                 643
                                                                               ------------------- --------------------
Income (Loss) From Continuing Operations                                                     (622)               1,096
Income (Loss) From Discontinued Operations                                                   (427)               (917)
                                                                               ------------------- --------------------
   Net Income (Loss)                                                           $           (1,049) $               179
                                                                               =================== ====================
Basic and Dilutive Income (Loss) From Continuing Operations
   per Common Share                                                            $            (0.06) $              0.11

Basic and Dilutive Loss From Discontinued Operations
   per Common Share                                                                         (0.04)              (0.09)
                                                                               ------------------- --------------------
Basic and Dilutive Net Income (Loss) From Continuing Operations
   per Common Share                                                            $            (0.10) $              0.02
                                                                               =================== ====================
Weighted Average Common Shares Outstanding                                              10,197,802          10,288,520
                                                                               =================== ====================

           See accompanying notes to consolidated financial statements

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                  July 31, 1999       August 1, 1998
                                                                               ------------------- --------------------
Cash Provided By Operating Activities:
   Net Loss                                                                    $           (1,049) $               174
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations
   Depreciation and Amortization of Property and Equipment                                   2,455               3,010
   Deferred Taxes                                                                                -                 187
   (Gain) Loss on Sale of Property, Plant and Equipment                                       (50)                (66)

Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable                                                2,225             (5,823)
   (Increase) Decrease in Inventories                                                        2,413             (4,086)
   (Increase) Decrease in Assets Held for Disposition                                         (34)               (100)
   (Increase) Decrease in Prepaid Expenses                                                 (1,565)               (464)
   Increase (Decrease) in Accounts Payable                                                 (2,344)               2,239
   Increase (Decrease) in Accrued Expenses and Other Liabilities                             (707)                  20
   (Decrease) in Asset Writedown and Restructuring Reserve                                       -             (1,245)
   (Decrease) in Income Taxes Payable                                                      (2,122)               (263)
   Increase (Decrease) Deferred Income Tax                                                       4                   -
                                                                               ------------------- --------------------
      Net Cash From Operations                                                               (774)             (6,417)

Cash Flows From Investing Activities:
   Sale of Hosiery Division Assets                                                          23,280             (6,911)
   Proceeds from the Sale of Property, Plant and Equipment                                     608                 545
   Additions to Property, Plant and Equipment                                              (2,320)             (2,752)
                                                                               ------------------- --------------------
      Net Cash From Investing Activities                                                    21,568             (9,118)

Cash Flows From Financing Activities:
   Increase (Decrease) in Long-Term Debt                                                   (7,352)               2,895
   Increase (Decrease) in Revolver                                                        (12,900)              14,934
   Stock Repurchase                                                                          (500)                   -
   Cash Paid for Refinancing                                                                     -             (2,744)
                                                                               ------------------- --------------------
      Net Cash From Financing Activities                                                  (20,752)              15,085

Net Increase (Decrease) in Cash and Cash Equivalents                                            42               (450)
Cash and Cash Equivalents at Beginning of Period                                                66                 680
                                                                               ------------------- --------------------
      Cash and Cash Equivalents at End of Period                               $               108 $               230
                                                                               =================== ====================
Supplemental Disclosure of Cash Paid (Received) during the Period for:
   Income Taxes                                                                $                61 $                47
                                                                               =================== ====================
   Interest                                                                    $             4,081 $             2,923
                                                                               =================== ====================

           See accompanying notes to consolidated financial statements

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE TWENTY-SIX WEEKS ENDED
                        JULY 31, 1999 AND AUGUST 1, 1998
                                   (Unaudited)

1.       FINANCIAL STATEMENTS

         The consolidated balance sheet as of July 31, 1999 and the consolidated statements of operations for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively, and the consolidated statements of cash flows for the twenty-six weeks ended July 31, 1999 and August 1, 1998 have been prepared by Ithaca Industries, Inc. the ("Company"). In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company at July 31, 1999 and the results of operations for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively, and the statements of cash flows for the twenty-six weeks ended July 31, 1999 andAugust 1, 1998 have been made on a consistent basis.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended January 30, 1999 and January 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 14, 1999.

         Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal 2000 presentation.

         The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.       INVENTORIES

         Inventories consist of the following:

                              Unaudited
                            July 31, 1999    January 30, 1999
                          ----------------- -------------------
Raw Materials             $          9,271  $           12,615
Work in Process                      8,110              13,262
Finished Goods                      29,913              23,830
                          ----------------- -------------------
                          $         47,294  $           49,707
                          ================= ===================

3.       DISCONTINUED OPERATIONS

         On April 30, 1999, the Company sold substantially all the assets of its hosiery division. The Company recorded a net loss on disposal in the fourth quarter of fiscal 1999 of $2.4 million. The transaction was subject to a final purchase price adjustment that was determined in the Company's second quarter of fiscal 2000. Pursuant to the audited statement of net assets purchased by Glendale Group, Ltd., the Company has recorded a final adjustment reflecting an additional net operating loss from discontinued operations of $427 thousand for the second quarter of fiscal 2000.

         The Company received total proceeds of $24.1 million on April 30, 1999 and pursuant to the final audit is owed an additional $4.0 million. The Company has recorded, as a current asset, a receivable of $1.9 million. This represents a cash payment of $1.3 million received subsequent to July 31, 1999 and offsetting cash on-hand from receivable proceeds of $600 thousand. The remaining balance of $2.4 million is currently due but is reported as a long-term asset reflecting on-going negotiations with Glendale Group, Ltd. regarding payment of amounts not yet received by the Company. The net proceeds from the sale of its hosiery division reduced the Company's bank borrowings.

         In connection with the sale, the Company is contingently liable for operating leases assumed by the buyer with aggregate rentals of $1,036,047 through 2004.

4.       PROVISION FOR RESTRUCTURING

         During the first quarter of fiscal 2000 the Company has recorded a provision for restructuring costs for the termination of approximately 700 production-related employees of its underwear division at its Cairo, Georgia and Swainsboro, Georgia facilities. Additionally, certain assets related to the closure of Cairo and Swainsboro facilities have been classified as "Assets held for Disposition - Net" on the balance sheet. Actual charges against the reserve were $481 thousand through July 31, 1999 consisting principally of severance.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                   Thirteen Weeks Ended July 31, 1999 Compared
                    With Thirteen Weeks Ended August 1, 1998

         The Company completed the sale of its hosiery division on April 30, 1999. The purchase price was subject to adjustments based on a final audit to be performed by the purchaser. The final audit was performed during the second quarter of fiscal 2000. The adjustments required based on the final audit and the results of discontinued operations for the thirteen weeks ended August 1, 1998 are reflected as discontinued operations.

         Net sales decreased from $48.7 million for the thirteen weeks ended August 1, 1998 to $41.4 million for the thirteen weeks ended July 31, 1999. The decrease reflects lower sales to the Company's major customers. The primary causes for lower sales are product line changes, lowering of in-store inventory levels, and weakness in certain distribution channels serviced by the Company.

         The gross profit margin for the second quarter of fiscal 2000 decreased to 15.1% from 17.4% in the comparable period last year. The decrease is attributed primarily to the effect lower sales volume has on fixed cost absorption in the Company's owned manufacturing facilities.

         Selling, general and administrative expenses for the second quarter of fiscal 2000 decreased to $4.7 million from $5.2 million last year. The decrease is due to lower shipping and selling costs associated with the lower sales volume. As a percent of sales, this year's expense remained constant at 11.0%.

         Operating income decreased to $1.6 million (3.7% of net sales) for the second quarter of fiscal 2000 from $3.3 million (6.7% of net sales) for the comparable period last year. The decrease is attributed to the lower gross profit margin for the second quarter of fiscal 2000 partially offset by lower shipping and selling costs.

         Interest expense for the thirteen weeks ended July 31, 1999 increased to $1.7 million from $1.6 million for the same period last year. This increase reflects a higher average borrowing rate on the outstanding debt attributable to the underwear division.

                  Twenty-Six Weeks Ended July 31, 1999 Compared
                   With Twenty-Six Weeks Ended August 1, 1998

         The Company completed the sale of its hosiery division on April 30, 1999. The purchase price was subject to adjustments based on a final audit to be performed by the purchaser. The final audit was performed during the second quarter of fiscal 2000. The adjustments required based on the final audit and the results of discontinued operations for the twenty-six weeks ended August 1, 1998 are reflected as discontinued operations.

         Net sales decreased from $93.2 million for the twenty-six weeks ended August 1, 1998 to $83.9 million for the twenty-six weeks ended July 31, 1999. The decrease reflects lower sales to the Company's major customers due to an overall weakness in the market.

         The gross profit margin decreased for the first half of fiscal 2000 to 14.7% from 15.8% for the comparable period last year. The decrease is attributed primarily to the effect lower sales volume has on fixed cost absorption in the Company's owned manufacturing facilities.

         Selling, general and administrative expenses for the first half of fiscal 2000 decreased to $9.3 million from $10.3 million last year. The decrease is due to lower shipping and selling costs associated with the lower sales volume. As a percent of sales, this year's expense remained constant at 11.0%.

         Operating income decreased to $2.0 million for the first half of fiscal 2000 from $4.4 million for the comparable period last year. The decrease is attributable to lower gross profit margin during the first half and a non-recurring cost for plant closing of $1.1 million expensed during the first quarter of fiscal 2000.

         Interest expense for the twenty-six weeks ended July 31, 1999 increased to $3.1 million from $2.7 million in the first half last year. This increase reflects a higher average borrowing rate on the outstanding debt attributable to the underwear division.

LIQUIDITY AND CAPITAL RESOURCES

         On April 30, 1999, the Company, in conjunction with the sale of its hosiery operations, amended its existing credit agreements. The amended facilities total $85.4 million and consist of a term loan ("Term Loan") of $15.4 million, a revolving loan facility of up to $55.0 million and a separate term loan facility for an additional $15.0 million term loan (together with the Term Loan, the "Term Loans"). The revolving loan facility includes a sub-limit of $15.0 million for the issuance of letters of credit. As of September 7, 1999, the Company had $29.9 million of Term Loans outstanding, $24.4 million of borrowings under the revolving loan facility, and $4.3 million of outstanding letters of credit. The Company at September 7, 1999 had $8.1 million availability under its revolving loan facility. Working capital reflected in the accompanying balance sheet excludes borrowings under the revolving credit facility, which are classified as long-term.

         The Company used cash in operating activities of $.8 million for the first six months of fiscal 2000 compared to cash used of $6.4 million in the comparable prior period. These amounts include the hosiery operations sold effective April 30, 1999. Cash received from the sale of the hosiery business of $23.3 million was used principally to fund debt reduction of $20.3 million.

         The Company's cash on hand as of July 31, 1999 was $108 thousand compared to $66 thousand at January 30, 1999. The Company manages cash to minimize outstanding bank borrowings.

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

         The Company's Y2K compliance project was begun in July 1996 and has five phases. Phase one, which involved the assessment of all systems and equipment affected by the Y2K issue, has been completed. Phase two, which involved the defining of strategies to correct those systems and equipment which were found to pose Y2K problems, has also been completed. Phase three involved the remediation or replacement of the systems and equipment which were found to be defective and were not going to be resolved by the installation of the new ERP system mentioned above. The Company had a definitive plan in place to make the necessary corrections and, as of July 31, 1999, has completed the required changes for 100% of the identified problems. Phase four involved assessing the potential impact on the Company of the Y2K compliance efforts of its customers and suppliers. Formal communications with all major customers and suppliers by the Company were begun in March 1998. Responses have been received by all major customers and suppliers and the Company is finalizing the analysis of the responses received and, based on that analysis, will determine what corrective actions need to be taken to minimize the impact of its customers' and suppliers' failure to address their Y2K problems on the Company. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems. Phase five involves the formal testing to insure Y2K compliance. This testing began in July 1997 and is planned to continue up through December 31, 1999.

         Since the actions being taken by the Company to correct the Y2K problem are extensive and on going, the Company's worst case scenario is unknown at this time. The Company believes it is prudent to have contingency plans in place to minimize the impact of internal or third party failures to correct Y2K problems. The Company is currently identifying the areas where contingency plans are required based on the best information that it has available at this time.

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

         Certain statements in this report including information set forth under "Management's Discussion and Analysis of Financial condition and Results of Operations," constitute "Forward- Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Ithaca Industries, Inc., a Delaware corporation (the "Company" or "Ithaca"), desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this report, involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. These risks include business risks such as changes in the price of raw materials, concentration of Ithaca's principal customers, availability of labor and competitive factors; industry risks such as changes in the retailing industry and shifts in consumer preferences; financial risks such as liquidity and access to capital; and other risks as set forth from time to time in the company's filings with the Securities and Exchange Commission.

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

Part II. OTHER INFORMATION

Item 1   Legal Proceedings                                              None

Item 2   Changes in Securities                                          None

Item 3   Defaults upon Senior Securities                                None

Item 4   Submission of Matter to a Vote of Security Holders             14

Item 5   Other Information                                              15

Item 6   Exhibits and Reports on Form 8-K:

         (a)  Exhibits

              Ex. 27 -- Financial Data Schedule

         (b)  Reports on Form 8-K                                       None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on June 14, 1999 (the "Annual Meeting"). At the Annual Meeting, Walter J. Branson, Marvin B. Crow, Francis Goldwyn, Morton Handel, Jim D. Waller, David N. Weinstein and James A. Williams were elected by the stockholders as Directors of the Company.

         Also at the Annual Meeting, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year 2000.

         Following are the vote results for the election of directors and for the ratification of PricewaterhouseCoopers LLP:

                                               For                   Against            Abstaining
                                               ---                   -------            ----------
Election of Seven Directors of the Company
------------------------------------------
Walter J. Branson                            6,972,163              1,085,100                    0
Marvin B. Crow                               6,972,163              1,085,100                    0
Francis Goldwyn                              6,972,163              1,085,100                    0
Morton Handel                                6,972,163              1,085,100                    0
Jim D. Waller                                6,972,163              1,085,100                    0
David N. Weinstein                           6,972,163              1,085,100                    0
James A. Williams                            6,972,163              1,085,100                    0

Ratification of                              8,051,363                  3,200                2,700
PricewaterhouseCoopers
LLP as the Company's
Independent Public
Accountants for Fiscal Year
2000

Item 5.  Other Information

         James A. Williams resigned as a Director of the Company effective August 17, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ITHACA INDUSTRIES, INC.
                          -----------------------
                              (Registrant)


                          By: /s/ Richard P. Thrush
                              ---------------------
                              RICHARD P. THRUSH
                              Senior Vice President Finance and Administration Principal Financial and Chief Accounting Officer

Dated:  September 14, 1999
        ------------------

Exhibit Index
-------------


Exhibit No.        Description of Exhibits
-----------        -----------------------
    27             Financial Data Schedule for the twenty-six week period ended
                   July 31, 1999