Form 10-Q
period 1999-10-30
ITHACA INDUSTRIES INC
filed 1999-12-14
CIK 732935

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q
(Mark One)
  [ x ]         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 30, 1999
                                   OR
  [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                       Commission file number(s) 000-22385
                        ---------------------------------
                             ITHACA INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     56-1385842
----------------------------                      ---------------------------
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

               YES   x                            NO
                   -----                               ------

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of December 3, 1999 the registrant had 10,000,000 shares of common stock, par value $.01 per share outstanding.

                             ITHACA INDUSTRIES, INC.
                                QUARTERLY REPORT

                         QUARTER ENDED OCTOBER 30, 1999

                                      INDEX


Part I.   FINANCIAL INFORMATION                                            Page

Item 1.   Consolidated Balance Sheets - October 30, 1999 (unaudited) and       3
          January 30, 1999

          Consolidated Statements of Operations - Thirteen Weeks Ended         4
          October 30, 1999 and October 31, 1998 (unaudited)

          Consolidated Statements of Operations - Thirty-Nine Weeks            5
          Ended October 30, 1999 and October 31, 1998 (unaudited)

          Consolidated Statements of Cash Flows - Thirty-Nine Weeks            6
          Ended October 30, 1999 and October 31, 1998 (unaudited)

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial Condition          9
          and Results of Operations


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                    *

Item 2.   Changes in Securities                                                *

Item 3.   Defaults upon Senior Securities                                      *

Item 4.   Submission of Matters to a Vote of Security Holders                  *

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    13

          Signature                                                           15


*  No information provided due to inapplicability of item

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, except share data)

                                          (Unaudited)
                                        October 30, 1999    January 30, 1999
                                        ----------------    ----------------
ASSETS
------
Current Assets:
   Cash and Cash Equivalents            $             15    $             66
   Accounts Receivable - Net                      20,227              19,836
   Inventories (Note 2)                           39,884              49,707
   Prepaid Expenses and Other
     Current Assets                                  767                 270
   Assets Held for Disposition, Net                3,692               1,972
                                        ----------------    ----------------
     Total Current Assets                         64,585              71,851

Property, Plant and Equipment - Net               24,451              26,016
Investment in Discontinued Operations                  -              27,553
Receivable from Sale of Discontinued
   Operations (Note 3)                             3,002                   -
Other Assets                                       4,312               3,741
                                        ----------------    ----------------
     Total Assets                       $         96,350    $        129,161
                                        ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Current Installments of Long-Term
     Debt                               $             14    $             14
   Accounts Payable                                9,738              10,723
   Accrued Payroll and Related
     Expenses                                      4,963               6,168
   Other Accrued Expenses                          2,223               2,434
   Current Deferred Tax Payable                    1,498               1,498
   Income Taxes Payable                            2,687               5,450
                                        ----------------    ----------------
     Total Current Liabilities                    21,123              26,287

Long Term Debt - Related                              31                  43
Long Term Debt - Non Related                      52,704              77,670
Deferred Income Taxes                             10,725              10,788
Other Non-Current Liabilities                        220                  83
                                        ----------------    ----------------
     Total Liabilities                            84,803             114,871

Stockholders' Equity:
   Common Stock of $.01 Par Value                    100                 104
   Additional Paid-In Capital                     22,780              23,276
   Accumulated Deficit                           (11,333)             (9,090)
                                        ----------------    ----------------
     Total Stockholders' Equity                   11,547              14,290

   Total Liabilities and
     Stockholders' Equity               $         96,350    $        129,161
                                        ================    ================

See accompanying notes to consolidated financial statements

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In Thousands, except share data)

                                                  Thirteen Weeks Ended
                                        ------------------------------------
                                        October 30, 1999    October 31, 1998
                                        ----------------    ----------------
Net Sales                               $         39,140    $         51,939
Cost of Sales                                     34,893              44,222
                                        ----------------    ----------------
   Gross Margin                                    4,247               7,717
Selling, General and Administrative
   Expenses                                        4,620               5,335
Provision for Restructuring (Note 4)                (120)                  -
                                        ----------------    ----------------
   Operating Income (Loss)                          (253)              2,382

Interest Expense, Related Parties                      -                  12
Interest Expense, Non-Related Parties
   - Net                                           1,664               1,543
Other Income - Net                                    23                  32
                                        ----------------    ----------------
   (Loss) Income Before Income Taxes,
     Continuing Operations                        (1,894)                859

Income Tax (Benefit) Expense                        (701)                318
                                        ----------------    ----------------
Income (Loss) From Continuing
   Operations                                     (1,193)                541
Income (Loss) From Discontinued
   Operations                                          -                 274
                                        ----------------    ----------------
   Net Income (Loss)                    $         (1,193)   $            815
                                        ================    ================
Basic and Dilutive Income (Loss) From
   Continuing Operations
   per Common Share                     $          (0.12)   $           0.05

Basic and Dilutive Income From
   Discontinued Operations
   per Common Share                                 0.00                0.03
                                        ----------------    ----------------
Basic and Dilutive Net Income (Loss)
   per Common Share                     $          (0.12)   $           0.08
                                        ================    ================
Weighted Average Common Shares
   Outstanding                                10,000,000          10,400,000
                                        ================    ================

See accompanying notes to consolidated financial statements

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (In Thousands, except share data)

                                               Thirty-Nine Weeks Ended
                                        ------------------------------------
                                        October 30, 1999    October 31, 1998
                                        ----------------    ----------------
Net Sales                               $        123,002    $        145,138
Cost of Sales                                    106,430             122,737
                                        ----------------    ----------------
   Gross Margin                                   16,572              22,401
Selling, General and Administrative
   Expenses                                       13,915              15,658
Provision for Restructuring (Note 4)                 950                   -
                                        ----------------    ----------------
   Operating Income                                1,707               6,743

Interest Expense, Related Parties                     18                 234
Interest Expense, Non-Related Parties
   - Net                                           4,790               4,065
Other Income (Expense) - Net                         219                 154
                                        ----------------    ----------------
   Income (Loss) Before Income Taxes,
     Continuing Operations                        (2,882)              2,598

Income Tax (Benefit) Expense                      (1,067)                961
                                        ----------------    ----------------
Income (Loss) From Continuing
   Operations                                     (1,815)              1,637
Income (Loss) From Discontinued
   Operations                                       (427)               (643)
                                        ----------------    ----------------
   Net Income (Loss)                    $         (2,242)   $            994
                                        ================    ================
Basic and Dilutive Income (Loss) From
   Continuing Operations
   per Common Share                     $          (0.18)   $           0.16

Basic and Dilutive Loss From
   Discontinued Operations
   per Common Share                                (0.04)              (0.06)
                                        ----------------    ----------------
Basic and Dilutive Net Income (Loss)
   per Common Share                     $          (0.22)   $           0.10
                                        ================    ================
Weighted Average Common Shares
   Outstanding                                10,131,868          10,323,810
                                        ================    ================

See accompanying notes to consolidated financial statements

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                               Thirty-Nine Weeks Ended
                                        ------------------------------------
                                        October 30, 1999    October 31, 1998
                                        ----------------    ----------------
Cash Provided By Operating Activities:
   Net Loss                             $         (2,242)   $            992
Adjustments to Reconcile Net Loss to
  Net Cash Provided by Operations
   Depreciation and Amortization of
     Property and Equipment                        3,129               4,554
   Amortization of Debt Fees                         509                 398
   Deferred Taxes                                    (63)                564
   (Gain) Loss on Sale of Property,
      Plant and Equipment                            (52)                (66)

Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts
     Receivable                                     (392)            (12,635)
   (Increase) Decrease in Inventories              9,823               1,125
   (Increase) Decrease in Prepaid
      Expenses                                    (1,596)               (556)
   (Increase) Decrease in Other Assets              (713)               (483)
   Increase (Decrease) in Accounts
      Payable                                       (983)              4,905
   Increase (Decrease) in Accrued
      Expenses and Other Liabilities              (1,282)                779
   (Decrease) In Asset Writedown and
     Restructuring Reserve                             -              (1,245)
   (Decrease) in Income Taxes Payable             (2,762)               (140)
                                        ----------------    ----------------
     Net Cash From Operations                      3,376              (1,808)

Cash Flows From Investing Activities:
   Sale (Purchase) of Hosiery Division
      Assets                                      25,140              (6,911)
   Proceeds from the Sale of Property,
     Plant and Equipment                             618                 752
   Additions to Property, Plant and
     Equipment                                    (3,708)             (4,007)
                                        ----------------    ----------------
     Net Cash From Investing Activities           22,050             (10,166)

Cash Flows From Financing Activities:
   Increase (Decrease) in Long-Term Debt          (7,605)              2,230
   Increase (Decrease) in Revolver               (17,372)             12,143
   Stock Repurchase                                 (500)                  -
   Cash Paid for Refinancing                           -              (2,953)
                                        ----------------    ----------------
     Net Cash From Financing Activities          (25,477)             11,420

Net Decrease in Cash and Cash
   Equivalents                                       (51)               (554)
Cash and Cash Equivalents at
  Beginning of Period                                 66                 680
                                        ----------------    ----------------
     Cash and Cash Equivalents at
       End of Period                    $             15    $            126
                                        ================    ================
Supplemental Disclosure of Cash Paid
  (Received) during the Period for:
   Income Taxes                         $             55    $             49
                                        ================    ================
   Interest                             $          5,503    $          5,290
                                        ================    ================

See accompanying notes to consolidated financial statements

                    ITHACA INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE THIRTY-NINE WEEKS ENDED
                      OCTOBER 30, 1999 AND OCTOBER 31, 1998
                                   (Unaudited)


1.   FINANCIAL STATEMENTS

     The consolidated balance sheet as of October 30, 1999 and the consolidated statements of operations for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998, respectively, and the consolidated statements of cash flows for the thirty-nine weeks ended October 30, 1999 and October 31, 1998 have been prepared by Ithaca Industries, Inc. ("Company"). In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position of the Company at October 30, 1999 and the results of operations for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998, respectively, and the statements of cash flows for the thirty-nine weeks ended October 30, 1999 and October 31, 1998 have been made on a consistent basis.

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

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

     The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.


2.   INVENTORIES

     Inventories consist of the following:

                                      Unaudited
                                   October 30, 1999    January 30, 1999
                                   ----------------    ----------------
     Raw Materials                 $         10,271    $         12,615
     Work in Process                          6,434              13,262
     Finished Goods                          23,179              23,830
                                   ----------------    ----------------
                                   $         39,884    $         49,707
                                   ================    ================

3.   DISCONTINUED OPERATIONS

     On April 30, 1999, the Company sold substantially all the assets of its hosiery division. The Company recorded a net loss on disposal in the fourth quarter of fiscal 1999 of $2.4 million. The transaction was subject to a final purchase price adjustment that was determined in the Company's second quarter of fiscal 2000. Pursuant to the audited statement of net assets purchased by Glendale Group, Ltd., the Company has recorded an adjustment reflecting an additional net operating loss from discontinued operations of $427 thousand for the second quarter of fiscal 2000.

     The Company received total proceeds of $24.1 million on April 30, 1999 and $1.3 million on September 1, 1999. The net proceeds from the sale of its hosiery division reduced the Company's bank borrowings. Pursuant to the final audit, the Company is owed an additional $3.0 million that it has recorded as a long-term asset. The balance is currently due but is reported as a long-term asset reflecting on-going negotiations with Glendale Group, Ltd. regarding payment of amounts not yet received by the Company. The Company has initiated legal proceedings to collect the amount due.

     In connection with the sale, the Company is contingently liable for operating leases assumed by the buyer with aggregate rentals of $911 thousand through 2004.

4.   PROVISION FOR RESTRUCTURING

     During the first quarter of fiscal 2000 the Company recorded a provision of $1.1 million for restructuring costs for the termination of approximately 700 production-related employees of its underwear division at its Cairo, Georgia and Swainsboro, Georgia facilities. Actual charges against the reserve were $950 thousand through October 30, 1999 and the Company has recorded a credit of $120 thousand in the third quarter of fiscal 2000 reflecting an adjustment of this estimated provision. Additionally, certain assets related to the closure of Cairo and Swainsboro facilities have been classified as "Assets held for Disposition - Net" on the balance sheet.

5.   LONG TERM DEBT

     The Company anticipates that financial covenants for the fourth quarter of fiscal year ending January 2000 will not be met, however the Company has commenced discussions with its lenders and management believes that any violations will be waived and/or the covenants will be modified to reflect the Company's anticipated performance for the quarter ending January 29, 2000 and for the fiscal year ending January 27, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                 Thirteen Weeks Ended October 30, 1999 Compared
                   With Thirteen Weeks Ended October 31, 1998

          The Company completed the sale of its hosiery division on April 30, 1999. The purchase price was subject to adjustments based on a final audit to be performed by the purchaser. The final audit was performed during the second quarter of fiscal 2000.

          Net sales decreased from $51.9 million to $39.1 million for the thirteen weeks ended October 31, 1998 and October 30, 1999 respectively. This decrease is a result of a decrease in orders from the Company's major customers because of excess inventory levels and overall weakness in their retail sales.

          The third quarter gross profit margin decreased from 14.9% for the thirteen weeks ended October 31, 1998 to 10.9% for the thirteen weeks ended October 30, 1999. The decrease is attributable to unfavorable manufacturing variances recognized from lower plant production levels.

          Selling, general and administrative expenses for the third quarter of fiscal 2000 decreased to $4.6 million from $5.3 million for the third quarter of last year. This decrease is the result of lower shipping and selling costs directly associated with sales volume. As a percent of sales, this year's expense increased to 11.8% from 10.3% for the same period last year. The increase results from lower sales volume available to absorb fixed general and administrative costs.

          Operating income for the thirteen weeks ended October 30, 1999 was a loss of $253 thousand versus a profit of $2.4 million for the same period last year.

          Interest expense for the thirteen weeks ended October 30, 1999 increased to $1.7 million from $1.6 million for the thirteen weeks ended October 31, 1998. This increase reflects a higher average borrowing rate on the outstanding debt.

          Net loss for the 13 week periods ended October 30, 1999 and October 31, 1998 included net income from discontinued operations of $0 and $274 thousand, respectively.

                Thirty-Nine Weeks Ended October 30, 1999 Compared
                  With Thirty-nine Weeks Ended October 31, 1998

          The Company completed the sale of its hosiery division on April 30, 1999. The purchase price was subject to adjustments based on a final audit to be performed by the purchaser. The final audit was performed during the second quarter of fiscal 2000. The adjustments required based on the final audit and the results of discontinued operations for the thirty-nine weeks ended October 31, 1998 are reflected as discontinued operations.

          Net sales decreased to $123.0 million for the thirty-nine weeks ended October 30, 1999 from $145.1 million for the thirty-nine weeks ended October 31, 1998. This decrease reflects customer product line changes, lowering of in-store inventory levels and weakness in certain distribution channels serviced by the Company.

          The gross profit margin decreased to 13.5% for the first thirty-nine weeks of fiscal 2000 from 15.4% for the same period last year. This decrease reflects the effect lower sales volume has on fixed cost absorption in the Company's owned manufacturing facilities.

          Selling, general and administrative expenses decreased to $13.9 million for the thirty-nine weeks ended October 30, 1999 from $15.7 million for the comparative period last year. This is the result of lower shipping and selling costs associated with lower sales volume. As a percent of sales, the current year is 11.3% while the prior year was 10.8%. This reflects the effect of fixed general and administrative costs on lower sales.

          Operating income decreased in the thirty-nine weeks of fiscal 2000 to $1.7 million from $6.7 million for the comparative period last year. This year's results were negatively impacted by a non-recurring provision for plant closures of $950 thousand. This provision covered the remaining costs associated with the Company's redeployment of production from its Cairo, Georgia and Swainsboro, Georgia manufacturing facilities to lower cost countries.

          Interest expense for the thirty-nine weeks ended October 30, 1999 increased to $4.8 million from $4.3 million for the thirty-nine weeks ended October 31, 1998. This increase reflects a higher average borrowing rate on the outstanding debt.

          Net loss for the 39 week periods ended October 30, 1999 and October 31, 1998 included net loss from discontinued operations of $427 thousand and $643 thousand, respectively.

LIQUIDITY AND CAPITAL RESOURCES

          On April 30, 1999, the Company, in conjunction with the sale of its hosiery operations, amended its existing credit agreements. The amended facilities total $85.4 million and consist of a term loan ("Term Loan") of $15.4 million, a revolving loan facility of up to $55.0 million and a separate term loan facility for an additional $15.0 million term loan (together with the Term Loan, the "Term Loans"). The revolving loan facility includes a sub-limit of $15.0 million for the issuance of letters of credit. As of December 6, 1999, the Company had $29.6 million of Term Loans outstanding, $22.1 million of borrowings under the revolving loan facility, and $4.6 million of outstanding letters of credit. The Company at December 6, 1999 had $9.7 million availability under its revolving loan facility. Working capital reflected in the accompanying balance sheet excludes borrowings under the revolving credit facility, which are classified as long-term.

          The Company provided cash from operating activities of $3.4 million for the first nine months of fiscal 2000 compared to cash used of $1.8 million in the comparable prior period. These amounts include the hosiery operations sold effective April 30, 1999. Cash received from the sale of the hosiery business was used principally to fund debt reduction. Cash provided from operating activities increased as a result in a reduction in inventory.

          As of October 30, 1999, the Company was not in compliance with the tangible net worth, fixed charge and funded indebtedness covenant requirements in the credit agreements described above. On December 10, 1999 the Company and its lenders signed Amendment and Waiver Agreements (collectively, the "Amendments"). The Amendments waived the covenant requirements for the period ended October 30, 1999. The Company anticipates that financial covenants for the fourth quarter of fiscal year ending January 2000 will not be met, however the Company has commenced discussions with its lenders and management believes that any violations will be waived and/or the covenants will be modified to reflect the Company's anticipated performance for the quarter ending January 29, 2000 and for the fiscal year ending January 27, 2001.

          The Company's cash on hand as of October 30, 1999 was $15 thousand compared to $66 thousand at January 30, 1999. The Company manages cash to minimize outstanding bank borrowings.

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

     The Company's Y2K compliance project was begun in July 1996 and has five phases. Phase one, which involved the assessment of all systems and equipment affected by the Y2K issue, has been completed. Phase two, which involved the defining of strategies to correct those systems and equipment which were found to pose Y2K problems, has also been completed. Phase three, which involved the remediation or replacement of the systems and equipment which were found to be defective and were not going to be resolved by the installation of the new ERP system mentioned above, has also been completed. Phase four involved assessing the potential impact on the Company of the Y2K compliance efforts of its customers and suppliers. Formal communications with all major customers and suppliers by the Company were begun in March 1998. Responses have been received by all major customers and suppliers and the Company is finalizing the analysis of the responses received and, based on that analysis, will determine what corrective actions need to be taken to minimize the impact of its customers' and suppliers' failure to address their Y2K problems on the Company. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems. Phase five involves the formal testing to insure Y2K compliance. This testing began in July 1997 and is planned to continue up through December 31, 1999.

     Since the actions being taken by the Company to correct the Y2K problem are extensive and on going, the Company's worst case scenario is unknown at this time. The Company believes it is prudent to have contingency plans in place to minimize the impact of internal or third party failures to correct Y2K problems. The Company has identified the areas where contingency plans are required based on the best information that it has available at this time.

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

     Certain statements in this report including information set forth under "Note 5 to the Financial Statements" and "Management's Discussion and Analysis of Financial condition and Results of Operations," constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Ithaca Industries, Inc., a Delaware corporation (the "Company" or "Ithaca"), desires to take advantage of certain "safe harbor" provisions of the Reform Act and is including this special note to enable the Company to do so. Forward-looking statements included in this report, involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ materially from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. These risks include business risks such as changes in the price of raw materials, concentration of Ithaca's principal customers, availability of labor and competitive factors; industry risks such as changes in the retailing industry and shifts in consumer preferences; financial risks such as liquidity and access to capital; and other risks as set forth from time to time in the company's filings with the Securities and Exchange Commission.

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

Part II.  OTHER INFORMATION

Item 1    Legal Proceedings                                      None

Item 2    Changes in Securities                                  None

Item 3    Defaults upon Senior Securities                        None

Item 4    Submission of Matter to a Vote of Security Holders     None

Item 5    Other Information                                      14

Item 6    Exhibits and Reports on Form 8-K:

          (a)  Exhibits

               Ex. 10.1 - Amendment and Waiver Agreement, dated December 10, 1999, among Ithaca
               Industries, Inc., the Lenders party thereto, and Bank of America, N.A.

               Ex. 10.2 -  Amendment and Waiver
               Agreement, dated December 10, 1999, among
               Ithaca Industries, Inc.,  the
               Lenders party thereto, and Bank of America, N.A.


               Ex. 27 -- Financial Data Schedule

          (b)  Reports on Form 8-K                               None

Item 5.   Other Information

     Morton Handel resigned as a Director of the Company effective September 17, 1999.

     Daniel G. Harmetz was elected as a Director effective November 16, 1999. Mr. Harmetz co- founded DDJ Capital Management which owns approximately 18% of the common stock of Ithaca Industries, Inc. He is a graduate of the University of California at Berkley and Harvard Law School. From 1987 - 1998 he was a practicing attorney and a manager of high yield investments at several firms. He retired in 1998 and is currently involved with several philanthropic causes.

     With deep regret, we advise that Marvin Crow, a Director of the Company since 1996, passed away on November 17, 1999. We will miss his wise counsel and dedication.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ITHACA INDUSTRIES, INC.
                           ----------------------------------
                                   (Registrant)


                           By:  /s/ Richard P. Thrush
                                -----------------------------
                                RICHARD P. THRUSH
                                Senior Vice President Finance and Administration Principal Financial and Chief Accounting Officer



Dated:    December 14, 1999
      -------------------------

Exhibit Index
-------------


Exhibit No.         Description of Exhibits
-----------         -----------------------

     10.1 Amendment and Waiver Agreement, dated December 10, 1999, among Ithaca Industries, Inc., the Lenders party thereto, and Bank of America, N.A.

     10.2 Amendment and Waiver Agreement, dated December 10, 1999, among Ithaca Industries, Inc., the Lenders party thereto, and Bank of America, N.A.

     27 Financial Data Schedule for the thirty-nine week period ended October 30, 1999